Form 10-Q
period 1995-03-31
BURGER KING LTD PARTNERSHIP III
filed 1995-05-15
CIK 733667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1995

	OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to


                        Commission file number: 2-88051


                      BURGER KING LIMITED PARTNERSHIP III
             (Exact name of registrant as specified in its charter)


           New York                                             13-3178415
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                             identification No.)

 3 World Financial Center, New York, NY                            10285
(Address of principal executive offices)                         (Zip code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No



                                 Balance Sheets

                                                March 31,       December 31,
Assets                                              1995               1994

Real estate at cost:
  Land                                     $   2,981,088   $      2,981,088
  Buildings                                    5,552,773          5,552,773
  Fixtures and equipment                       2,744,188          2,744,188

                                              11,278,049         11,278,049
Less - accumulated depreciation               (5,494,589)        (5,425,179)

                                               5,783,460          5,852,870

Cash                                             603,558            500,420
Rent receivable                                   20,932             34,238
Due from affiliates                               12,520             12,889
Due from Burger King Corporation                  48,039            176,963

        Total Assets                       $   6,468,509   $      6,577,380


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses    $      28,876   $         41,160
  Distributions payable                          503,558            400,420

        Total Liabilities                        532,434            441,580

Partners' Capital (Deficit):
  General Partner                                (23,591)           (17,076)
  Limited Partners                             5,959,666          6,152,876

        Total Partners' Capital                5,936,075          6,135,800

        Total Liabilities and
         Partners' Capital                 $   6,468,509   $      6,577,380



                    Statement of Partners' Capital (Deficit)
                   For the three months ended March 31, 1995

                                        Limited         General
                                        Partners        Partner         Total

Balance at December 31, 1994        $   6,152,876  $    (17,076)  $  6,135,800
Net income                                293,656        19,109        312,765
Distributions                            (486,866)      (25,624)      (512,490)

Balance at March 31, 1995           $   5,959,666  $    (23,591)  $  5,936,075


                            Statements of Operations
               For the three months ended March 31, 1995 and 1994

Income                                                1995           1994

Rental income                                   $  506,033    $   487,882
Interest income                                      7,003          3,258
Other income                                           480          1,215

     Total Income                                  513,516        492,355

Expenses

Depreciation                                        69,410         69,410
Ground lease rent                                   69,216         64,396
Management fee                                      47,078         46,690
General and administrative                          15,047         19,232

     Total Expenses                                200,751        199,728

     Net Income                                 $  312,765    $   292,627

Net Income Allocated:

To the General Partner                          $   19,109    $    18,102
To the Limited Partners                            293,656        274,525

                                                $  312,765    $   292,627

Per limited partnership
 interest (15,000 outstanding)                  $    19.58    $     18.30



                            Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:                    1995            1994

Net income                                      $     312,765     $   292,627
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation                                        69,410          69,410
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
       Rent receivable                                 13,306          (1,877)
       Due from affiliates                                369            (359)
       Due from Burger King Corporation               128,924         173,860
       Accounts payable and accrued expenses          (12,284)        (15,335)

Net cash provided by operating activities             512,490         518,326

Cash Flows from Financing Activities:

   Cash distributions paid                           (409,352)       (378,097)

Net cash used for financing activities               (409,352)       (378,097)

Net increase in cash                                  103,138         140,229
Cash at beginning of period                           500,420         470,856

Cash at end of period                            $    603,558   $     611,085



                       Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations



Liquidity and Capital Resources

The Partnership's cash balance consists of working capital and undistributed cash flow from operations. At March 31, 1995, the cash balance was $603,558, compared to $500,420 at December 31, 1994. The increase in cash is primarily due to the return of a portion of the 1994 management fee paid to Burger King Corporation ("BKC").

Cash flow generated from operations is distributed quarterly to the partners. At March 31, 1995, the Partnership had distributions payable of $503,558 which was distributed to the partners on April 28, 1995.

Due from Burger King Corporation decreased from $176,963 at December 31, 1994, to $48,039 at March 31, 1995. The decrease is a result of payments made by BKC as a refund of a portion of the management fees paid by the Partnership to BKC in 1994. In accordance with the terms of the property management agreement between BKC and the Partnership, BKC is required to return all or a portion of its annual property management fee to the Partnership if rents from the properties do not provide an annual return of 15.5% on the Partnership's initial investment.

Rent receivable decreased from $34,238 at December 31, 1994 to $20,932 at March 31, 1995, due to a decrease in percentage rent generated by the properties from the fourth quarter of 1994 to the first quarter of 1995. Accounts payable decreased from December 31, 1994 to March 31, 1995 as a result of the timing of the payment of audit fees.

During 1995, the Partnership will explore the feasibility of selling the Partnership's remaining 24 properties. Until all of the properties are sold, the Partnership will continue to operate, and it is intended that net income earned by the Partnership will be distributed to the partners in accordance with the terms of the Partnership Agreement.

Results of Operations

The Partnership generated net income for the three months ended March 31, 1995 of $312,765 compared to $292,627 for the corresponding period in 1994. The increase in net income is primarily attributable to increased percentage rental income resulting from higher sales at the properties. Rental income for the three months ended March 31, 1994 was $506,033 compared to $487,882 for the corresponding period in 1994.

Interest income also contributed to the increase in net income over the prior period due to an increase in interest rates during the past year. For the three months ended March 31, 1995, interest income was $7,003 compared to $3,258 for the corresponding period in 1994.

Ground lease rent increased to $69,216 for the three months ended March 31, 1995 compared to $64,396 for the corresponding period in 1994. The increase in ground lease rent expense was a result of scheduled rent escalations in the Partnership's ground leases. Increases in ground rents are passed on to the franchisees in the form of increased rents paid to the Partnership.



PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        BURGER KING LIMITED PARTNERSHIP III

                        BY:     BK III RESTAURANTS INC.
                                General Partner



Date:  May 12, 1995	BY:	/s/ Rocco Andriola
                        Name:   Rocco Andriola
                        Title:  Director, President and Chief Financial
                                Officer