Form 10-Q
period 1995-06-30
BURGER KING LTD PARTNERSHIP III
filed 1995-08-11
CIK 733667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 2-88051


                      BURGER KING LIMITED PARTNERSHIP III
             (Exact name of registrant as specified in its charter)




             New York                                   13-3178415
  (State or other jurisdiction of                    (I.R.S. Employer
   Incorporation or organization)                   identification No.)

Attention: Andre Anderson
3 World Financial Center, 29th Floor, New York, NY        10285
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


Balance Sheets

                                                June 30,      December 31,
Assets                                             1995              1994

Real estate at cost:
  Land                                      $ 2,981,088       $ 2,981,088
  Buildings                                   5,552,773         5,552,773
  Fixtures and equipment                      2,744,188         2,744,188
                                             11,278,049        11,278,049
Less accumulated depreciation                (5,563,998)       (5,425,179)
                                              5,714,051         5,852,870

Cash                                            477,514           500,420
Rent receivable                                  38,470            34,238
Due from affiliates                              12,939            12,889
Due from Burger King Corporation                 48,039           176,963

   Total Assets                             $ 6,291,013       $ 6,577,380


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses     $    22,746       $    41,160
  Distributions payable                         377,513           400,420

   Total Liabilities                            400,259           441,580

Partners' Capital (Deficit):
  General Partner                               (22,387)          (17,076)
  Limited Partners                            5,913,141         6,152,876

   Total Partners' Capital                    5,890,754         6,135,800

   Total Liabilities and Partners' Capital  $ 6,291,013       $ 6,577,380



Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1995

                                  Limited        General
                                 Partners        Partner          Total

Balance at December 31, 1994   $6,152,876       $(17,076)    $6,135,800
Net income                        605,754         39,188        644,942
Distributions                    (845,489)       (44,499)      (889,988)

Balance at June 30, 1995       $5,913,141       $(22,387)    $5,890,754


Statements of Operations

                                 Three months ended          Six months ended
                                      June 30,                   June 30,
Income                           1995          1994         1995          1994

Rental income                $561,403      $509,073   $1,067,436     $ 996,955
Interest income                 4,494         4,215       11,497         7,473
Other income                      540         1,441        1,020         2,656

  Total Income                566,437       514,729    1,079,953     1,007,084

Expenses

Depreciation                   69,409        69,409      138,819       138,819
Ground lease rent              69,600        64,396      138,816       128,792
Management fee                 58,075        48,650      105,153        95,340
General and administrative     37,176        14,810       52,223        34,042

  Total Expenses              234,260       197,265      435,011       396,993

    Net Income               $332,177      $317,464   $  644,942    $  610,091

Net Income Allocated:
To the General Partner       $ 20,079      $ 19,344   $   39,188    $   37,446
To the Limited Partners       312,098       298,120      605,754       572,645
                             $332,177      $317,464   $  644,942    $  610,091

Per limited partnership
interest (15,000 outstanding)  $20.81        $19.87      $40.38         $38.18


Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:               1995                  1994

Net income                                     $ 644,942             $ 610,091
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation                                   138,819               138,819
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Rent receivable                               (4,232)              (15,348)
    Due from affiliates                              (50)                 (359)
    Due from Burger King Corporation             128,924               173,860
    Accounts payable and accrued expenses        (18,414)              (16,154)
Net cash provided by operating activities        889,989               890,909

Cash Flows from Financing Activities:

  Cash distributions paid                       (912,895)             (889,861)

Net cash used for financing activities          (912,895)             (889,861)

Net increase (decrease) in cash                  (22,906)                1,048
Cash at beginning of period                      500,420               470,856

Cash at end of period                          $ 477,514             $ 471,904


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with Burger King Limited Partnership III's (the "Partnership") annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, the statement of changes in partners' capital (deficit) for the six months ended June 30, 1995 and the statements of cash flows for the six months ended June 30, 1995 and 1994. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
The Partnership's cash balance consists of working capital and undistributed cash flow from operations. At June 30, 1995, the cash balance was $477,514, compared to $500,420 at December 31, 1994. The decrease in cash is primarily due to the payment of cash distributions in excess of cash flow generated from operations. Cash flow generated from operations is distributed quarterly to the partners. At June 30, 1995, the Partnership had distributions payable of $377,513, which were subsequently distributed to the partners on August 1, 1995.

Due from Burger King Corporation ("BKC") decreased from $176,963 at December 31, 1994 to $48,039 at June 30, 1995. The decrease is primarily attributable to payments made by BKC as a refund of a portion of the annual management fees paid by the Partnership to BKC. In accordance with the terms of the management agreement between BKC and the Partnership, BKC is required to return all or a portion of the annual management fee paid by the Partnership if rents from the properties do not provide an annual return of 15.5% on the Partnership's initial investment. During the year ended December 31, 1994, management fees paid to BKC totalled $198,427, and the Partnership received a refund from BKC of $128,924.

Accounts payable and accrued expenses decreased from $41,160 at December 31, 1994 to $22,746 at June 30, 1995. The decrease is primarily attributable to the timing of the payment of audit and tax fees.

The Partnership is currently evaluating market conditions to determine if the Partnership's remaining 24 properties should be marketed for sale. Until the Partnership's remaining properties are sold, the Partnership will continue to operate, and it is intended that net income earned by the Partnership will be distributed to the partners in accordance with the terms of the Partnership Agreement.

Results of Operations
The Partnership generated net income for the three and six months ended June 30, 1995 of $332,177 and $644,942, respectively, compared to $317,464 and
$610,091, respectively, for the corresponding periods in 1994. The increases in net income are primarily attributable to an increase in rental income, partially offset by increases in general and administrative expenses, ground lease rents and management fees paid to BKC.

Rental income for the three and six months ended June 30, 1995 was $561,403 and $1,067,436, respectively, compared to $509,073 and $996,955, respectively, for the corresponding periods in 1994. The increase in rental income is a result of an increase in sales at the properties which resulted in an increase in percentage rental income.

Ground lease rent for the three and six months ended June 30, 1995 increased to $69,600 and $138,816, respectively, compared to $64,396 and $128,792, respectively, for the corresponding periods in 1994. The increases are attributable to scheduled rent escalations in the Partnership's ground leases. Increases in ground rents are passed on to the franchisees in the form of increased rents paid to the Partnership.

Management fees for the three and six months ended June 30, 1995 were $58,075 and $105,153, respectively, as compared to $48,650 and $95,340, respectively, for the corresponding periods in 1994. The increase is attributable to an increase in percentage rent during the second quarter of 1995. Management fees paid by the Partnership to BKC are equal to 10% of all base rents and 20% of all percentage rents received from the properties.

General and administrative expenses for the three and six months ended June 30, 1995 totalled $37,176 and $52,223, respectively, compared to $14,810 and $34,042, respectively, for the corresponding periods in 1994. The increase in both periods is primarily attributable to environmental consulting costs incurred during the second quarter of 1995.


PART II	OTHER INFORMATION


Items 1-5       Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.


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



                                BURGER KING LIMITED PARTNERSHIP III

                        BY:     BK III RESTAURANTS INC.
                                General Partner



Date: August 11, 1995
                        BY:     /s/Rocco Andriola
                        Name:      Rocco Andriola
                        Title:     Director, President and
                                   Chief Financial Officer