Form 10-Q
period 1995-09-30
BURGER KING LTD PARTNERSHIP III
filed 1995-11-14
CIK 733667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        September 30, 1995


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


                                 Balance Sheets


                                                September 30,     December 31,
Assets                                                  1995             1994

Real estate at cost:
   Land                                        $   2,981,088   $    2,981,088
   Buildings                                       5,552,773        5,552,773
   Fixtures and equipment                          2,744,188        2,744,188

                                                  11,278,049       11,278,049
Less accumulated depreciation                     (5,633,408)      (5,425,179)

                                                   5,644,641        5,852,870

Cash                                                 519,583          500,420
Rent receivable                                       53,878           34,238
Due from affiliates                                   12,589           12,889
Due from Burger King Corporation                      48,039          176,963

        Total Assets                           $   6,278,730   $    6,577,380


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses       $      32,006   $       41,160
   Distributions payable                             421,338          400,420

        Total Liabilities                            453,344          441,580

Partners' Capital (Deficit):
   General Partner                                   (22,185)         (17,076)
   Limited Partners (15,000 units outstanding)     5,847,571        6,152,876

        Total Partners' Capital                    5,825,386        6,135,800

        Total Liabilities and
         Partners' Capital                     $   6,278,730   $    6,577,380



                    Statement of Partners' Capital (Deficit)
                  For the nine months ended September 30, 1995

                                        Limited         General
                                        Partners        Partner         Total

Balance at December 31, 1994        $   6,152,876   $   (17,076)  $  6,135,800
Net income                                942,137        60,546      1,002,683
Distributions                          (1,247,442)      (65,655)    (1,313,097)

Balance at September 30, 1995       $   5,847,571   $   (22,185)  $  5,825,386


                            Statements of Operations

                                    Three months ended        Nine months ended
                                       September 30,             September 30,
Income                                1995       1994         1995         1994

Rental income                   $  565,175  $ 532,985  $ 1,632,611  $ 1,529,940
Interest income                      8,256      3,806       19,753       11,279
Other income                           580        655        1,600        3,311

        Total Income               574,011    537,446    1,653,964    1,544,530

Expenses

Depreciation                        69,410     69,410      208,229      208,229
Ground lease rent                   70,365     64,396      209,181      193,188
Management fee                      58,678     53,433      163,831      148,773
General and administrative          17,817     40,157       70,040       74,199

        Total Expenses             216,270    227,396      651,281      624,389

                Net Income      $  357,741  $ 310,050  $ 1,002,683  $   920,141

Net Income Allocated:

To the General Partner          $   21,358  $  18,973  $    60,546  $    56,419
To the Limited Partners            336,383    291,077      942,137      863,722

                                $  357,741  $ 310,050  $ 1,002,683  $   920,141

Per limited partnership
  unit (15,000 outstanding)     $    22.43  $   19.40  $     62.81  $     57.58



                            Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994


Cash Flows from Operating Activities:                       1995          1994

Net income                                           $  1,002,683  $   920,141
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                           208,229      208,229
   Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
        Rent receivable                                   (19,640)     (18,274)
        Due from affiliates                                   300         (794)
        Due from Burger King Corporation                  128,924      173,860
        Accounts payable and accrued expenses              (9,154)     (12,976)

Net cash provided by operating activities               1,311,342    1,270,186

Cash Flows from Financing Activities:

   Cash distributions paid                             (1,292,179)  (1,262,444)

Net cash used for financing activities                 (1,292,179)  (1,262,444)

Net increase in cash                                       19,163        7,742

Cash at beginning of period                               500,420      470,856

Cash at end of period                                $    519,583  $   478,598



                       Notes to the Financial Statements

These unaudited interim financial statements should be read in conjunction with Burger King Limited Partnership III's (the "Partnership") 1994 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations for the three and nine-month periods ended September 30, 1995 and 1994, the statement of changes in partners' capital (deficit) for the nine-month period ended September 30, 1995 and the statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership's cash balance consists of working capital and undistributed cash flow from operations. At September 30, 1995, the cash balance was $519,583, compared to $500,420 at December 31, 1994. The increase in cash is primarily due to cash flow from operations in excess of cash distributions paid during the first nine months of 1995. Cash flow generated from operations is distributed quarterly to the partners. At September 30, 1995, the Partnership had distributions payable of $421,338, which were subsequently distributed to the partners on November 3, 1995.

Due from Burger King Corporation ("BKC") decreased from $176,963 at December 31, 1994 to $48,039 at September 30, 1995. The decrease is primarily attributable to payments received from BKC as a refund of a portion of the Partnership's annual management fees. In accordance with the terms of the management agreement between BKC and the Partnership, BKC is required to return all or a portion of the annual management fee paid by the Partnership if rents from the restaurant properties (the "Properties") do not provide an annual return of 15.5% on the Partnership's initial investment. During the year ended December 31, 1994, management fees paid to BKC totalled $198,427, and the Partnership received a refund from BKC of $128,924.

Accounts payable and accrued expenses decreased from $41,160 at December 31, 1994 to $32,006 at September 30, 1995. The decrease is primarily attributable to the timing of the payment of audit and tax fees.

The Partnership is currently evaluating market conditions to determine when the Partnership's remaining 24 Properties should be marketed for sale. Until the Partnership's remaining Properties are sold, the Partnership will continue to operate, and it is intended that net income from operations will be distributed to the partners in accordance with the terms of the partnership agreement.

Results of Operations

The Partnership generated net income for the three and nine-month periods ended September 30, 1995 of $357,741 and $1,002,683, respectively, compared to $310,050 and $920,141, respectively, for the corresponding periods in 1994.
The increases in net income are primarily attributable to an increase in rental income, partially offset by increases in ground lease rents and management fees paid to BKC.

Rental income for the three and nine-month periods ended September 30, 1995 was $565,175 and $1,632,611, respectively, compared to $532,985 and $1,529,940, respectively, for the corresponding periods in 1994. The increase in rental income is primarily a result of an increase in food and beverage sales at the Properties which resulted in an increase in percentage rental income and, to a lesser extent, scheduled rent escalations in the Partnership's ground leases. Ground lease rent escalations are passed on to the franchisees in the form of higher base rents.

Interest income for the three and nine-month periods ended September 30, 1995 was $8,256 and $19,753, respectively, compared to $3,806 and $11,279, respectively, for the corresponding periods in 1994. The increase in interest income is primarily attributable to a rise in interest rates during the 1995 periods.

Ground lease rent expense paid by the Partnership to BKC for the three and nine-month periods ended September 30, 1995 increased to $70,365 and $209,181, respectively, compared to $64,396 and $193,188, respectively, for the corresponding periods in 1994. The increases are attributable to scheduled rent escalations in the Partnership's ground leases.

Management fees for the three and nine-month periods ended September 30, 1995 were $58,678 and $163,831, respectively, as compared to $53,433 and $148,773, respectively, for the corresponding periods in 1994. The increases are primarily attributable to an increase in percentage rent during the second quarter of 1995. Management fees paid by the Partnership to BKC are equal to 10% of all base rents and 20% of all percentage rents received from the Properties.

General and administrative expenses for the three and nine-month periods ended September 30, 1995 totalled $17,817 and $70,040, respectively, compared to $40,157 and $74,199, respectively, for the corresponding periods in 1994. The decrease in general and administrative expenses is primarily attributable to lower environmental consulting costs incurred by the Partnership during the third quarter of 1995.


PART II	OTHER INFORMATION


Items 1-5	Not applicable


Item 6          Exhibits and reports on Form 8-K.

                (a) Exhibits

                    (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					BURGER KING LIMITED PARTNERSHIP III

				BY:	BK III RESTAURANTS INC.
					General Partner



Date:   November 14, 1995       BY:     /s/Rocco F. Andriola
				Name:	Rocco F. Andriola
				Title:	Director, President and
					Chief Financial Officer