Form 10-K
period 1995-12-31
BURGER KING LTD PARTNERSHIP III
filed 1996-04-01
CIK 733667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

    For the fiscal year ended December 31, 1995

    or
    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

    For the transition period from      to

                        Commission file number:  2-88051


                      BURGER KING LIMITED PARTNERSHIP III
              Exact name of registrant as specified in its charter


         New York                                         13-3178415
 State or other jurisdiction
of incorporation or organization              I.R.S. Employer Identification No.

     Attn:  Andre Anderson
    3 World Financial Center,
    29th Floor, New York, NY                              10285-2900
Address of principal executive offices                     zip code


Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X      No

No market for the limited partnership interests exists and therefore a market value for the interests cannot be determined.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Unitholders for the year ended December 31, 1995 (Portions of parts I, II, III and IV)


                                     PART I

Item 1.  Business

(a)	General Development of Business
Burger King Limited Partnership III (the "Partnership") was formed as a limited partnership on November 22, 1983 under the partnership laws of the State of New York. The general partner of the Partnership is BK III Restaurants Inc. (formerly Shearson/BK Restaurants, Inc.), a New York corporation (the "General Partner") and an affiliate of Lehman Brothers Inc. ("Lehman"), formerly Shearson Lehman Brothers, Inc. ("Shearson") (see Item 10). The Partnership engages in the business of acquiring, constructing, improving, holding and maintaining Burger King restaurants (each referred to as a "Property", collectively, the "Properties"). The Properties are leased on a long-term net basis to franchisees of Burger King Corporation ("Burger King").

(b)	Financial Information About Industry Segment
The Partnership's sole business is leasing the Properties to franchisees of Burger King. All of the Partnership's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)	Narrative Description of Business
The Properties consist of the buildings, fixtures and improvements and, in some cases, the underlying land. The Properties are net leased to franchisees of Burger King. For a Property located on land owned by the Partnership, the annual rent is the greater of (i) 14.5% of the Partnership's investment (which equals the cost of land acquisition plus construction costs, as estimated at the date the lease is executed, and capitalized interest) or (ii) 8.5% of the Property's annual gross sales. For a Property located on land leased by the Partnership, the annual rent is the greater of (i) 14.5% of the Partnership's investment plus the annual ground rent paid by the Partnership to Burger King which, in turn, pays rent to the owner of the underlying land or (ii) 8.5% of the Property's annual gross sales.

The Partnership's principal investment objectives are to:

(1) provide regular cash distributions, a portion of which will be "tax sheltered;" and

(2) provide realization of the long-term appreciation in the value of the Properties, consistent in all cases with the preservation of partners' capital.

Burger King had the option to purchase any or all of the restaurants at fair market value from May 17, 1991 through May 16, 1994 at which time the option expired unexercised. The Partnership is currently evaluating market conditions to determine when the Partnership's remaining 24 Properties should be marketed for sale. Until the Partnership's remaining Properties are sold, the Partnership will continue to operate, and it is intended that cash flow from operations will be distributed to the partners in accordance with the terms of the Agreement of Limited Partnership dated as of November 22, 1983 (the "Partnership Agreement"). Prior to December 31, 1995, the Partnership sold three Properties. Please refer to Note 5 in the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 for additional information regarding Property sales to third parties.

Employees
- ---------
The Partnership has no employees.

Competition
- -----------
Percentage rents received by the Partnership from the leases with the franchisees at the Properties are based on the food and beverage sales generated by the Properties. Competition in the fast food industry has generally become more intense as the number of chains competing for the consumer's business has increased. For most chains, in 1996, the primary source of revenue growth is projected to be the development of new restaurants or the acquisition of existing restaurants. As a result, intense price competition and aggressive marketing promotions have become essential ingredients in increasing sales from existing restaurants. Other factors which influence sales include, but are not limited to, product quality, customer service, and the diversity of menu offerings.

Item 2.  Properties.

Incorporated by reference to the section captioned "Partnership's Restaurants" on the Table of Contents page and Note 4 captioned "Real Estate" in the Notes to the Financial Statements of the Partnership's 1995 Annual Report to Unitholders.


Item 3.  Legal Proceedings.

None


Item 4.  Submission of Matters to a Vote of Security Holders.

None

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters.

(a)     Market Information
        There is no established trading market for the limited partnership units (the "Units").

(b)     Holders
        As of December 31, 1995, there were 2,552 holders of record (the "Unitholders") of the Units.

(c)     Distributions
        The following table illustrates the per Unit quarterly cash distributions paid to Unitholders during the past two years:

        Quarter Declared                        1995            1994
        ------------------------------------------------------------
        First Quarter                       $  32.46        $  32.83
        Second Quarter                         24.02           23.60
        Third Quarter                          26.69           24.00
        Fourth Quarter                         25.59           25.36
                                             -----------------------
        Total Cash Distributions            $ 108.76        $ 105.79
                                             =======================

        Reference is also made to Note 3, captioned "Partnership Allocations" and Note 6 captioned "Distributions" of the Notes to Financial Statements in the Partnership's 1995 Annual Report to Unitholders for additional information concerning cash distributions paid by the Partnership.


Item 6.  Selected Financial Data.

The information set forth below should be read in conjunction with the Partnership's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included elsewhere herein.


                              1995      1994       1993       1992      1991
- -------------------------------------------------------------------------------
Rental income             $2,159,733 $2,044,028 $1,941,005 $2,082,814 $2,098,73
Gain on sales of
  Properties                       0          0    162,513          0    76,012
Net income                 1,328,509  1,418,073  1,486,673  1,339,253 1,231,863
Net income per Unit            83.21      88.89      93.55      83.36     76.00
Total assets at year end   6,192,050  6,577,380  6,802,582  8,022,257 8,380,350
Cash distributions
  per Unit                    108.76     105.79  153.77 (a) 126.95 (b)145.83 (c)

a Includes a $61.38 per Unit distribution from the sale of two Properties located in Kansas City, Missouri and Waterford Township, Michigan.

b Includes $.51 per Unit paid for foreign and state non-resident tax withholding in March 1992. Does not include $.17 per Unit of non-recoupable withholding taxes.

c Includes $.07 per Unit paid for foreign tax withholding in March 1991 and a $25.08 per Unit distribution from the sale of a Property located in Woodstock, Georgia.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
- -------------------------------
At December 31, 1995, the Partnership had a cash balance of $502,341 virtually unchanged from $500,420 at December 31, 1994. Cash consists of the Partnership's working capital and undistributed cash flow from operations. Cash flow generated from operations is distributed quarterly to the partners. Cash was largely unchanged due to the payment of net cash flow generated from operations as quarterly cash distributions to the partners.

Due from Burger King decreased from $176,963 at December 31, 1994 to $50,977 at December 31, 1995. Due from Burger King represents management fees paid during the year which are required to be refunded in accordance with the terms of the management agreement between Burger King and the Partnership (the "Management Agreement"). Pursuant to the Management Agreement, Burger King is required to refund all or a portion of management fees paid by the Partnership if the annual rents received from the Properties, less the property management fee paid to Burger King, does not equal at least 15.5% of the Partnership's investment in the Properties. The decrease in the amount due from Burger King for the year ended December 31, 1995 is primarily a result of an increase in percentage rents received from the Properties from 1994 to 1995 which reduced the amount of the management fees required to be refunded by Burger King. During 1995, the Partnership paid $214,897 in management fees to Burger King, of which $50,977 was refunded to the Partnership in February 1996.

At December 31, 1995, the Partnership had distributions payable of $404,096 which were paid on January 30, 1996.

On February 15, 1996, based upon, among other things, the advice of the Partnership's counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 29, 1996.

Results of Operations
- ---------------------
1995 vs. 1994

The Partnership generated net income for the year ended December 31, 1995 of $1,328,509 compared to $1,418,073 for the year ended December 31, 1994. The decrease in net income is primarily attributable to an increase in management fees paid to Burger King.

Rental income for the year ended December 31, 1995 was $2,159,733 compared to $2,044,028 for the year ended December 31, 1994. The increase is primarily a result of increased sales at the Properties resulting in an increase in percentage rental income and, to a lesser extent, scheduled rent escalations in the Partnership's ground leases. Ground lease rent escalations are passed on to the franchisees in the form of higher base rents.

Interest income for the year ended December 31, 1995 was $26,299 compared to $16,366 for the year ended December 31, 1994. The increase in interest income is primarily attributable to a rise in interest rates earned during the 1995 period.

Total expenses for the year ended December 31, 1995 were $859,688 compared to $646,097 for the year ended December 31, 1994. The increase is primarily attributable to an increase in the management fee paid to Burger King which is attributable to the increase in percentage rental income received by the Partnership as a result of an increase in sales at the Properties. See Note 5 in the Notes to the Financial Statements of the Partnership's 1995 Annual Report to Unitholders. Also contributing to the increase in expenses for the year ended December 31, 1995, was higher ground lease rent resulting from scheduled rent escalations on three of the Partnership's leased Properties.

1994 vs. 1993

The Partnership generated net income for the year ended December 31, 1994 of $1,418,073 compared to $1,486,673 for the year ended December 31, 1993. The decrease in net income is primarily a result of a gain on the sale of two restaurants during the first quarter of 1993 of $162,513, whereas no such gain was recognized in 1994. Partially offsetting the decrease in net income from 1993 to 1994 was an increase in percentage rental income in 1994 resulting from an increase in sales at the Properties.

Rental income for the year ended December 31, 1994 was $2,044,028 compared to $1,941,005 for the year ended December 31, 1993. The increase in rental income is primarily due to an increase in percentage rents.

Total expenses for the year ended December 31, 1994 were $646,097 compared to $635,927 for the year ended December 31, 1993. The increase is primarily attributable to an increase in general and administrative expenses due to certain environmental surveys performed in order to evaluate the possibility of selling the restaurants, and an increase in the management fee paid to Burger King. See Note 5 in the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994. The increases were partially offset by a decrease in depreciation expense due to the sale of two Properties in the first quarter of 1993.


Item 8.  Financial Statements and Supplementary Data.

Incorporated by reference to the Partnership's 1995 Annual Report to Unitholders.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Partnership.

The General Partner is a New York corporation and an affiliate of Lehman.

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective January 24, 1994, the General Partner changed its name from Shearson/BK Restaurants, Inc. to BK III Restaurants Inc. to delete any reference to "Shearson."

The Partnership has no officers and directors. The General Partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Certain officers and the director of the General Partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The director and executive officers of the General Partner as of December 31, 1995 are set forth below. There are no family relationships between or among any officer and any other officer or director.

Name                    Age     Office

Rocco F. Andriola       37      Director, President and Chief Financial Officer
Kenneth Boyle           32      Vice President
Mark J. Marcucci        33      Vice President
Timothy Needham         27      Vice President

The foregoing director has been elected to serve as director until the annual meeting of the General Partner to be held in October 1996. The business experience of the director and each of the officers of the General Partner is as follows:

Rocco F. Andriola is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LL.M degree in Corporate Law from New York University's Graduate School of Law.

Kenneth Boyle is a Vice President of Lehman Brothers' Diversified Asset Group. Mr. Boyle joined Lehman Brothers in January 1991. Mr. Boyle is a Certified Public Accountant and was employed by the accounting firm of KPMG Peat Marwick LLP from 1985 to 1990. Mr. Boyle graduated from the State University of New York at Binghamton with a B.S. degree in Accounting.

Mark J. Marcucci is a Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1988, Mr. Marcucci's responsibilities have been concentrated in the restructuring, asset management, leasing, financing, refinancing and disposition of commercial office and residential real estate. Prior to joining Lehman Brothers, Mr. Marcucci was employed in a corporate lending capacity at Republic National Bank of New York. Mr. Marcucci received a B.B.A. degree in Finance from Hofstra University and a Master of Science degree in Real Estate from New York University. In addition, Mr. Marcucci holds both Series 7 and Series 63 securities licenses.

Timothy E. Needham is an Associate of Lehman Brothers and assists in the management of commercial real estate in the Diversified Asset Group. Mr. Needham joined Lehman Brothers in September 1995. Prior to joining Lehman Brothers Mr. Needham was a consultant with KPMG Peat Marwick LLP in the Banking and Investment Services Group from 1994-1995. Mr. Needham received his M.B.A. from the American Graduate School of International Management in December of 1993. Previous to entering graduate school, Mr. Needham worked in Tokyo, for approximately one year doing market research for a Japanese firm (1991). In addition, Mr. Needham is a candidate for the designation of Chartered Financial Analyst.


Item 11.  Executive Compensation.

Officers and the director of the General Partner are employees of Lehman and are not compensated by the Partnership or the General Partner for services rendered in connection with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)	Security ownership of certain beneficial owners
        The Partnership knows of no person who beneficially owns more than 5% of the Units.

(b)	Security ownership of management
        Under the terms of the Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns the equivalent of one Unit. No director or officers of the General Partner own any Units.

(c)	Changes in control
	None.


Item 13.  Certain Relationships and Related Transactions.

(a)	Transactions with Management and Others
        Incorporated by reference to Note 7 captioned "Transactions with Affiliates" in the Notes to the Financial Statements of the Partnership's 1995 Annual Report to Unitholders.

(b)	Certain Business Relationships
        There have been no business transactions between the director and officers of the General Partner and the Partnership.

(c)	Indebtedness of Management
        No management person is indebted in any amount to the Partnership.

(d)	Transactions with Promoters
	There have been no transactions with promoters.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following are filed as part of this report:

	1. 	Financial Statements

	BURGER KING LIMITED PARTNERSHIP III
	(a New York limited partnership)
	INDEX TO FINANCIAL STATEMENTS

        Independent Auditors' Report                                   (1)
        Balance Sheets at December 31, 1995 and 1994                   (1)
        Statements of Operations for the years ended
          December 31, 1995, 1994 and 1993                             (1)
        Statements of Partners' Capital (Deficit) for
          the years ended December 31, 1995, 1994 and 1993             (1)
        Statements of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993                             (1)
        Notes to Financial Statements                                  (1)

        (1) Incorporated by reference to the Partnership's 1995 Annual Report to Unitholders.

	2.  Financial Statement Schedule

        Independent Auditors' Report on Schedule III                    (F-1)

	Schedule III -  Real Estate and Accumulated Depreciation	(F-2)


	3.  Exhibits

        13   1995 Annual Report to Unitholders

        27   Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 29, 1996
                        BURGER KING LIMITED PARTNERSHIP III

                        BY:     BK III Restaurants Inc.
                                General Partner


                        BY:  /s/ Rocco F. Andriola
                        Name:  Rocco F. Andriola
                        Title: Director, President and
                               Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                        BK III RESTAURANTS INC.
                        General Partner


Dated: March 29, 1996   BY: /s/ Rocco F. Andriola
                        Rocco F. Andriola
                        Director, President and
                        Chief Financial Officer


Dated: March 29, 1996   BY: /s/ Kenneth Boyle
                        Kenneth Boyle
                        Vice President


Dated: March 29, 1996   BY: /s/ Mark J. Marcucci
                        Mark J. Marcucci
                        Vice President


Dated: March 29, 1996   BY: /s/ Timothy Needham
                        Timothy Needham
                        Vice President



                          INDEPENDENT AUDITORS' REPORT


The Partners
Burger King Limited Partnership III:

Under date of February 15, 1996 we reported on the balance sheets of Burger King Limited Partnership III (a New York limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' captial (deficit) and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to unit holders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG PEAT MARWICK LLP
Boston, Massachusetts
February 15, 1996


BURGER KING LIMITED PARTNERSHIP III
(a New York limited partnership)
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1995


                                                             Costs Capitalized
                                                                    Subsequent
                             Initial Costs                      To Acquisition

                                                Buildings and    Buildings and
Description (A)       Encumbrances      Land     Improvements     Improvements
- ------------------------------------------------------------------------------
Largo, FL               $       0   $  210,000    $  276,604         $      0
Mounds View, MN                 0      120,000       330,988                0
Sulphur Springs, TX             0      112,000       309,767                0
Atlanta, GA                     0      250,000       362,443                0
Albuquerque, NM                 0          (B)       286,252                0
Montgomery, AL                  0          (B)       288,273                0
Covina, CA                      0      270,000       346,210                0
Federal Heights, CO             0          (B)       231,001                0
Gallatin, TN                    0      131,500       270,748                0
Edison, NJ                      0      150,000       534,340                0
Cleburne, TX                    0      129,588       336,846                0
Chattanooga, TN                 0      180,000       309,706                0
Sheltbyville, TN                0      139,000       359,891                0
Gary, IN                        0      207,000       409,521                0
Wilson, NC                      0      135,000       381,867                0
Memphis, TN                     0      225,000       398,988                0
North Augusta, SC               0      160,000       329,445                0
Columbus, IN                    0      175,000       360,545                0
Brooklyn Park, MD               0          (B)       289,307                0
Fayetteville, NC                0          (B)       371,762                0
San Bernadino, CA               0          (B)       325,297                0
Frankfurt, KY                   0      175,000       400,684                0
Delhi Township, OH              0          (B)       386,627                0
Nashville, TN                   0      212,000       399,849                0
                           ---------------------------------------------------
                           $    0   $2,981,088   $ 8,296,961        $       0
                           ===================================================

BURGER KING LIMITED PARTNERSHIP III
(a New York limited partnership)
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1995

                              Cost Basis at December 31, 1995
                              --------------------------------
                                      Buildings and             Accumulated
Description (A)                  Land  Improvements   Total    Depreciation
- ---------------------------------------------------------------------------
Largo, FL                  $  210,000  $  276,604  $  486,604  $    197,718
Mounds View, MN               120,000     330,988     450,988       237,557
Sulpher Springs, TX           112,000     309,767     421,767       222,565
Atlanta, GA                   250,000     362,443     612,443       256,688
Albuquerque, NM                     -     286,252     286,252       202,551
Montgomery, AL                      -     288,273     288,273       205,071
Covina, CA                    270,000     346,210     616,210       242,867
Federal Heights, CO                 -     231,001     231,001       163,793
Gallatin, TN                  131,500     270,748     402,248       190,461
Edison, NJ                    150,000     534,340     684,340       365,823
Cleburne, TX                  129,588     336,846     466,434       235,099
Chattanooga, TN               180,000     309,706     489,706       214,248
Sheltbyville, TN              139,000     359,891     498,891       248,689
Gary, IN                      207,000     409,521     616,521       279,489
Wilson, NC                    135,000     381,867     516,867       260,203
Memphis, TN                   225,000     398,988     623,988       268,915
North Augusta, SC             160,000     329,445     489,445       222,103
Columbus, IN                  175,000     360,545     535,545       243,745
Brooklyn Park, MD                   -     289,307     289,307       204,685
Fayetteville, NC                    -     371,762     371,762       250,354
San Bernadino, CA                   -     325,297     325,297       216,015
Frankfurt, KY                 175,000     400,684     575,684       263,441
Delhi Township, OH                  -     386,627     386,627       251,486
Nashville, TN                 212,000     399,849     611,849       259,252
                          -------------------------------------------------
                          $ 2,981,088  $8,296,961 $11,278,049(D) $5,702,818(C)
                          =================================================

BURGER KING LIMITED PARTNERSHIP III
(a New York limited partnership)
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1995


                                  Years of       Dates           Estimated
Description (A)                 Construction    Acquired        Useful Life

Largo, FL                           1984        04/03/84        7 - 20 years
Mounds View, MN                     1984        04/13/84        7 - 20 years
Sulpher Springs, TX                 1984        03/08/84        7 - 20 years
Atlanta, GA                         1984        06/15/84        7 - 20 years
Albuquerque, NM                     1984        07/10/84        7 - 20 years
Montgomery, AL                      1984        07/16/84        7 - 20 years
Covina, CA                          1984        05/31/84        7 - 20 years
Federal Heights, CO                 1984        08/31/84        7 - 20 years
Gallatin, TN                        1984        10/11/84        7 - 20 years
Edison, NJ                          1984        10/31/84        7 - 20 years
Cleburne, TX                        1984        10/18/84        7 - 20 years
Chattanooga, TN                     1985        01/18/85        7 - 20 years
Sheltbyville, TN                    1985        02/07/85        7 - 20 years
Gary, IN                            1985        05/09/85        7 - 20 years
Wilson, NC                          1985        05/16/85        7 - 20 years
Memphis, TN                         1985        08/01/85        7 - 20 years
North Augusta, SC                   1985        08/02/85        7 - 20 years
Columbus, IN                        1985        07/23/85        7 - 20 years
Brooklyn Park, MD                   1985        02/20/85        7 - 20 years
Fayetteville, NC                    1985        08/26/85        7 - 20 years
San Bernadino, CA                   1985        12/11/85        7 - 20 years
Frankfurt, KY                       1986        02/27/86        7 - 20 years
Delhi Township, OH                  1986        06/16/86        7 - 20 years
Nashville, TN                       1985        10/22/85        7 - 20 years

(A)  Represents Burger King restaurants.
(B)  Properties operated under a ground lease.
(C)  Depreciation is computed under the straight-line method.
(D) Federal income tax basis of the real estate at December 31, 1995 is $11,278,049.


                      BURGER KING LIMITED PARTNERSHIP III
                        (a New York limited partnership)
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995


A summary of real estate held for investment and accumulated depreciation for the three years ended December 31, 1995, 1994 and 1993 is as follows:

                                        1995            1994            1993
Real Estate investments:
Beginning of year               $ 11,278,049    $ 11,278,049    $ 12,514,335
Deduct: real estate sold                   0               0       1,236,286

End of year                     $ 11,278,049    $ 11,278,049    $ 11,278,049


Accumulated Depreciation:
Beginning of year               $  5,425,179    $  5,147,540    $  5,305,277
Add: depreciation expense            277,639         277,639         311,064
Deduct: real estate sold                   0               0         468,801

End of year                     $  5,702,818    $  5,425,179    $  5,147,540