Form 10-Q
period 1996-03-31
BURGER KING LTD PARTNERSHIP III
filed 1996-05-14
CIK 733667

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

                                       or

       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 2-88051


                      BURGER KING LIMITED PARTNERSHIP III
              Exact Name of Registrant as Specified in its Charter


      New York                                             13-3178415
State or Other Jurisdiction                             I.R.S. Employer
of Incorporation or Organization                       Identification No.


3 World Financial Center, 29th Floor,
New York, NY  Attn: Andre Anderson                         10285-2900
Address of Principal Executive Offices                      Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____




Balance Sheets
                                           At March 31,      At December 31,
                                                  1996                 1995
Assets
Real estate, at cost:
  Land                                    $  2,981,088         $  2,981,088
  Buildings                                  5,552,773            5,552,773
  Fixtures and equipment                     2,744,188            2,744,188
                                            11,278,049           11,278,049
Less accumulated depreciation               (5,772,228)          (5,702,818)
                                             5,505,821            5,575,231

Cash and cash equivalents                      543,488              502,341
Rent and other receivables                      43,509               50,447
Due from affiliates                             13,194               13,054
Due from Burger King Corporation                   ---               50,977

  Total Assets                            $  6,106,012         $  6,192,050

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses   $     32,400         $     40,838
  Distributions payable                        445,243              404,096

  Total Liabilities                            477,643              444,934

Partners' Capital (Deficit):
  General Partner                              (25,096)             (22,629)
  Limited Partners (15,000
   interests outstanding)                    5,653,465            5,769,745
     Total Partners' Capital                 5,628,369            5,747,116

  Total Liabilities and Partners' Capital $  6,106,012         $  6,192,050



Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996
                                             Limited     General
                                            Partners     Partner         Total
Balance at December 31, 1995             $ 5,769,745   $ (22,629)  $ 5,747,116
Net income                                   306,701      19,795       326,496
Distributions to Partners                   (422,981)    (22,262)     (445,243)
Balance at March 31, 1996                $ 5,653,465   $ (25,096)  $ 5,628,369



Statements of Operations
For the three months ended March 31,                   1996            1995

Income
Rental income                                     $ 530,299       $ 506,033
Interest income                                       6,167           7,003
Miscellaneous income                                    455             480
  Total Income                                      536,921         513,516

Expenses
Depreciation                                      $  69,410       $  69,410
Ground lease rent                                    72,843          69,216
Management fee                                       51,206          47,078
General and administrative                           16,966          15,047
  Total Expenses                                    210,425         200,751

Net Income                                        $ 326,496       $ 312,765

Net Income Allocated:
To the General Partner                            $  19,795       $  19,109
To the Limited Partners                             306,701         293,656
                                                  $ 326,496       $ 312,765
Per limited partnership interest
(15,000 outstanding)                                 $20.45          $19.58



Statements of Cash Flows
For the three months ended March 31,                   1996            1995
Cash Flows From Operating Activities
Net income                                        $ 326,496       $ 312,765
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation                                       69,410          69,410
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Rent and other receivables                        6,938          13,306
    Due from affiliates                                (140)            369
    Due from Burger King Corporation                 50,977         128,924
    Accounts payable and accrued expenses            (8,438)        (12,284)
Net cash provided by operating activities           445,243         512,490

Cash Flows From Financing Activities
Cash distributions to partners                     (404,096)       (409,352)
Net cash used for financing activities             (404,096)       (409,352)

Net increase in cash and cash equivalents            41,147         103,138
Cash and cash equivalents, beginning of period      502,341         500,420

Cash and cash equivalents, end of period          $ 543,488       $ 603,558



Notes to the Financial Statements

Burger King Limited Partnership III's (the "Partnership") unaudited financial statements for the quarter ended March 31, 1996 should be read in conjunction with the Partnership's 1995 annual audited financial statements within Form 10-K.

The Partnership's unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources
The Partnership's cash balance consists of working capital and undistributed cash flow from operations. At March 31, 1996, the Partnership's cash balance was $543,488, compared to $502,341 at December 31, 1995. The increase in cash is primarily due to cash flow from operations in excess of cash distributions paid for the first quarter of 1996. At March 31, 1996, the Partnership had distributions payable of $445,243, which were subsequently distributed to the partners on April 30, 1996. As of March 31, 1996, the Partnership owned 24 restaurant properties (hereinafter referred to individually as a "Property" and, collectively, as the "Properties").

Rent and other receivables totalled $43,509 at March 31, 1996, compared to $50,447 at December 31, 1995. The decrease is primarily attributable to a decrease in percentage rent as a result of a decrease in sales at the Properties in the first quarter of 1996 as compared to the fourth quarter of 1995.

Due from Burger King Corporation ("BKC") decreased from $50,977 at December 31, 1995 to $0 at March 31, 1996. The decrease is attributable to payments received from BKC during the first quarter of 1996 as a refund of a portion of the Partnership's 1995 annual management fees. In accordance with the terms of the management agreement between BKC and the Partnership, BKC is required to return all or a portion of the annual management fee paid by the Partnership if rents from the Properties do not provide an annual return of 15.5% on the Partnership's initial investment.

Accounts payable and accrued expenses decreased from $40,838 at December 31, 1995 to $32,400 at March 31, 1996. The decrease is primarily attributable to the payment of audit and tax fees.

The Partnership is currently evaluating market conditions to determine when the Partnership's remaining 24 Properties should be marketed for sale. Until all of the Properties are sold, the Partnership intends to continue operating the Properties and distributing cash flow from operations to the partners in accordance with the terms of the Partnership Agreement.

Results of Operations
The Partnership generated net income for the three months ended March 31, 1996 of $326,496, compared to $312,765 for the corresponding period in 1995. The increase in net income is primarily attributable to an increase in rental income, which was partially offset by increases in ground lease rents and management fees paid to BKC.

Rental income for the three months ended March 31, 1996 was $530,299, compared to $506,033 for the corresponding period in 1995. The increase in rental income is primarily attributable to an increase in food and beverage sales at certain Properties which resulted in an increase in percentage rental income and, to a lesser extent, scheduled rent escalations in the leasehold Properties. Ground lease rent escalations received from the franchisees are offset by higher ground lease rents paid by the Partnership to BKC. Management fees, which are based on the amount of rental income received by the Partnership, were higher in the 1996 period due to the increase in percentage rental income.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b)  Reports on Form 8-K -

               On February 15, 1996, based upon, among other things, the advice of Partnership's counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partner has declared the distribution and established a record date and distribution date. The Partnership filed a Form 8-K disclosing this resolution on February 29, 1996.



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



                         BURGER KING LIMITED PARTNERSHIP III

                         BY:  BK III RESTAURANTS INC.
                              General Partner



Date: May 13, 1996       BY:  /s/ Rocco F. Andriola
                         Name:    Rocco F. Andriola
                         Title:   President, Director and
                                  Chief Financial Officer