Form 10-Q
period 1996-06-30
BURGER KING LTD PARTNERSHIP III
filed 1996-08-14
CIK 733667

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

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



Balance Sheets                                    At June 30,  At December 31,
                                                        1996             1995
Assets
Real estate, at cost:
  Land                                           $ 2,981,088      $ 2,981,088
  Buildings                                        5,552,773        5,552,773
  Fixtures and equipment                           2,744,188        2,744,188
                                                  11,278,049       11,278,049
Less accumulated depreciation                     (5,841,637)      (5,702,818)
                                                   5,436,412        5,575,231
Cash and cash equivalents                            509,065          502,341
Rent receivable                                       80,785           50,447
Due from affiliates                                   12,854           13,054
Due from Burger King Corporation                         ---           50,977
  Total Assets                                   $ 6,039,116      $ 6,192,050

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses          $    23,127      $    40,838
  Distributions payable                              410,820          404,096
    Total liabilities                                433,947          444,934

Partners' Capital (Deficit):
  General Partner                                    (22,785)         (22,629)
  Limited Partners (15,000 interests outstanding)  5,627,954        5,769,745
   Total Partners' capital                         5,605,169        5,747,116
   Total Liabilities and Partners' Capital       $ 6,039,116      $ 6,192,050



Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                         Limited        General
                                        Partners        Partner          Total
Balance at December 31, 1995          $5,769,745       $(22,629)    $5,747,116
Net income                               671,469         42,647        714,116
Distributions to Partners               (813,260)       (42,803)      (856,063)
Balance at June 30, 1996              $5,627,954       $(22,785)    $5,605,169



Statements of Operations
                                         Three months            Six months
                                        ended June 30,         ended June 30,
                                       1996       1995        1996        1995
Income
Rental income                      $614,464   $561,403  $1,144,763  $1,067,436
Interest income                       4,101      4,494      10,268      11,497
Other income                            860        540       1,315       1,020
  Total income                      619,425    566,437   1,156,346   1,079,953
Expenses
Depreciation                         69,409     69,409     138,819     138,819
Ground lease rent                    72,843     69,600     145,686     138,816
Management fee                       68,039     58,075     119,245     105,153
General and administrative           21,514     37,176      38,480      52,223
  Total expenses                    231,805    234,260     442,230     435,011

Net Income                         $387,620   $332,177    $714,116    $644,942
Net Income Allocated:
To the General Partner             $ 22,852   $ 20,079    $ 42,647    $ 39,188
To the Limited Partners             364,768    312,098     671,469     605,754
                                   $387,620   $332,177    $714,116    $644,942
Per limited partnership interest
(15,000 outstanding)                 $24.31     $20.81      $44.76      $40.38



Statements of Cash Flows
For the six months ended June 30,                            1996         1995
Cash Flows From Operating Activities
Net income                                               $714,116     $644,942
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                            138,819      138,819
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Rent receivable                                       (30,338)      (4,232)
    Due from affiliates                                       200          (50)
    Due from Burger King Corporation                       50,977      128,924
    Accounts payable and accrued expenses                 (17,711)     (18,414)
Net cash provided by operating activities                 856,063      889,989

Cash Flows From Financing Activities
Cash distributions to partners                           (849,339)    (912,895)
Net cash used for financing activities                   (849,339)    (912,895)
Net increase (decrease) in cash                             6,724      (22,906)
Cash and cash equivalents, beginning of period            502,341      500,420
Cash and cash equivalents, end of period                 $509,065     $477,514



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with Burger King Limited Partnership III's (the "Partnership") 1995 annual audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996, the results of operations for the three- and six-month periods ended June 30, 1996 and 1995, the statement of partners' capital (deficit) for the six-month period ended June 30, 1996 and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995. Results of operations for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
The Partnership's cash balance consists of working capital and undistributed cash flow from operations. At June 30, 1996, the Partnership's cash balance was $509,065, largely unchanged from $502,341 at December 31, 1995. At June 30, 1996, the Partnership had distributions payable of $410,820, which were subsequently distributed to the partners on July 30, 1996. As of June 30, 1996, the Partnership owned 24 restaurant properties (hereinafter referred to individually as a "Property" and, collectively, as the "Properties").

Rent receivable totaled $80,785 at June 30, 1996, compared to $50,447 at December 31, 1995. The increase is primarily attributable to an increase in percentage rent as a result of an increase in overall sales at the Properties in the second quarter of 1996.

Due from Burger King Corporation ("BKC") decreased from $50,977 at December 31, 1995 to $0 at June 30, 1996. The decrease is attributable to payments received from BKC during the first quarter of 1996 as a refund of a portion of the management fees paid by the Partnership during 1995. In accordance with the terms of the management agreement between BKC and the Partnership, BKC is required to refund all or a portion of the annual management fee paid by the Partnership if rents from the Properties do not provide an annual return of 15.5% on the Partnership's initial investment, as defined in the management agreement.

Accounts payable and accrued expenses decreased from $40,838 at December 31, 1995 to $23,127 at June 30, 1996. The decrease is primarily attributable to the payment of the Partnership's 1995 audit and tax fees.

The General Partner continues to evaluate market conditions to determine when the Partnership's remaining 24 Properties should be marketed for sale. Until all of the Properties are sold, the Partnership intends to continue operating the Properties and distributing cash flow from operations to the partners in accordance with the terms of the Partnership Agreement.

Results of Operations
The Partnership generated net income for the three- and six-month periods ended June 30, 1996 of $387,620 and $714,116, respectively, compared to $332,177 and $644,942 for the corresponding periods in 1995. The increase in net income for both periods is primarily attributable to an increase in rental income and, to a lesser extent, a decrease in general and administrative expenses, which were partially offset by increases in ground lease rents and management fees paid to BKC.

Rental income for the three- and six-month periods ended June 30, 1996 was $614,464 and $1,144,763, respectively, compared to $561,403 and $1,067,436 for the corresponding periods in 1995. The increases in rental income are primarily attributable to an overall increase in food and beverage sales at the Properties which resulted in an increase in percentage rental income and, to a lesser extent, scheduled rent escalations in the leasehold Properties. Ground lease rent escalations received from the franchisees are offset by higher ground lease rents paid by the Partnership to BKC. Management fees, which are based on the amount of rental income received by the Partnership, were higher in the 1996 periods due to the increase in percentage rental income.

General and administrative expenses totaled $21,514 and $38,480 for the three- and six-month periods ended June 30, 1996, compared to $37,176 and $52,223 for the corresponding periods in 1995. The decreases for both periods are primarily attributable to a decrease in environmental consultation fees incurred by the Partnership during the first six months of 1996.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on 8-K were filed during the quarter ended June 30, 1996.


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


                              BURGER KING LIMITED PARTNERSHIP III

                         BY:  BK III Restaurants Inc.
                              General Partner


Date: August 13, 1996         BY:  /s/ Rocco F. Andriola
                              Name:    Rocco F. Andriola
                                       President, Director and
                                       Chief Financial Officer