Form 10-Q
period 1996-09-30
BURGER KING LTD PARTNERSHIP III
filed 1996-11-14
CIK 733667

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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



Balance Sheets                               At September 30,  At December 31,
                                                        1996             1995
Assets
Real estate, at cost:
  Land                                           $ 2,981,088      $ 2,981,088
  Buildings                                        5,552,773        5,552,773
  Fixtures and equipment                           2,744,188        2,744,188
                                                  11,278,049       11,278,049
Less accumulated depreciation                     (5,911,047)      (5,702,818)
                                                   5,367,002        5,575,231
Cash and cash equivalents                            436,015          502,341
Rent receivable                                      180,965           50,447
Due from affiliates                                   10,342           13,054
Due from Burger King Corporation                         ---           50,977
   Total Assets                                  $ 5,994,324      $ 6,192,050
Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses          $    31,132      $    40,838
  Distributions payable                              430,858          404,096
   Total Liabilities                                 461,990          444,934

Partners' Capital (Deficit):
  General Partner                                    (22,957)         (22,629)
  Limited Partners (15,000 interests outstanding)  5,555,291        5,769,745
   Total Partners' Capital                         5,532,334        5,747,116
   Total Liabilities and Partners' Capital       $ 5,994,324      $ 6,192,050



Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                    General         Limited
                                    Partner        Partners           Total
Balance at December 31, 1995      $ (22,629)    $ 5,769,745     $ 5,747,116
Net income                           64,018       1,008,121       1,072,139
Distributions to partners           (64,346)     (1,222,575)     (1,286,921)
Balance at September 30, 1996     $ (22,957)    $ 5,555,291     $ 5,532,334



Statements of Operations
                                   Three months ended        Nine months ended
                                      September 30,             September 30,
                                   1996          1995        1996         1995
Income
Rental income                 $ 572,218     $ 565,175  $1,716,981   $1,632,611
Interest income                   7,292         8,256      17,560       19,753
Other  income                       480           580       1,795        1,600
  Total Income                  579,990       574,011   1,736,336    1,653,964
Expenses
Depreciation                     69,410        69,410     208,229      208,229
Ground lease rent                73,544        70,365     219,230      209,181
Management fee                   59,449        58,678     178,694      163,831
General and administrative       19,564        17,817      58,044       70,040
  Total Expenses                221,967       216,270     664,197      651,281
Net Income                    $ 358,023     $ 357,741  $1,072,139   $1,002,683

Net Income Allocated:
To the General Partner        $  21,371     $  21,358  $   64,018   $   60,546
To the Limited Partners         336,652       336,383   1,008,121      942,137
                              $ 358,023     $ 357,741  $1,072,139   $1,002,683
Per limited partnership interest
(15,000 outstanding)             $22.44        $22.43      $67.21       $62.81



Statements of Cash Flows
For the nine months ended September 30,                    1996          1995
Cash Flows From Operating Activities
Net income                                           $1,072,139    $1,002,683
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                          208,229       208,229
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Rent receivable                                    (130,518)      (19,640)
    Due from affiliates                                   2,712           300
    Due from Burger King Corporation                     50,977       128,924
    Accounts payable and accrued expenses                (9,706)       (9,154)
Net cash provided by operating activities             1,193,833     1,311,342

Cash Flows From Financing Activities
Cash distributions to partners                       (1,260,159)   (1,292,179)
Net cash used for financing activities               (1,260,159)   (1,292,179)
Net increase (decrease) in cash and cash equivalents    (66,326)       19,163
Cash and cash equivalents, beginning of period          502,341       500,420
Cash and cash equivalents, end of period             $  436,015    $  519,583



Notes to the Financial Statements

These unaudited financial statements should be read in conjunction with Burger King Limited Partnership III's (the "Partnership") 1995 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996, the results of operations for the three- and nine-month periods ended September 30, 1996 and 1995, the statement of partners' capital (deficit) for the nine-month period ended September 30, 1996 and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. Results of operations for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
The Partnership's cash and cash equivalents balance consists of working capital and undistributed cash flow from operations. At September 30, 1996, the Partnership's cash and cash equivalents balance was $436,015, compared to $502,341 at December 31, 1995. The decrease is primarily attributable to the payment of cash distributions in excess of cash flow generated from operations. At September 30, 1996, the Partnership had distributions payable of $430,858, which were subsequently distributed to the partners on October 30, 1996.

Rent receivable totaled $180,965 at September 30, 1996, compared to $50,447 at December 31, 1995. The increase is primarily attributable to rental income earned by the Partnership during the third quarter of 1996 which had not been paid by Burger King Corporation ("BKC") as of September 30, 1996.

Due from BKC decreased from $50,977 at December 31, 1995 to $0 at September 30, 1996. The decrease is attributable to a refund of a portion of BKC's management fees paid by the Partnership during 1995 which was received during the first quarter of 1996. In accordance with the terms of the property management agreement between BKC and the Partnership, BKC is required to refund all or a portion of the annual management fee paid by the Partnership if rents from the properties (individually, a "Property" and, collectively, the "Properties") do not provide an annual return of 15.5% on the Partnership's initial investment, as defined in the property management agreement.

Accounts payable and accrued expenses decreased from $40,838 at December 31, 1995 to $31,132 at September 30, 1996. The decrease is primarily attributable to the payment of the Partnership's 1995 audit and tax fees.

After a careful evaluation of existing market conditions, BK III Restaurants Inc., the general partner of the Partnership (the "General Partner"), has decided to market the Partnership's remaining 24 Properties for sale. The General Partner currently plans to commence its marketing efforts in the fourth quarter of 1996. Until all of the Properties are sold, the Partnership intends to continue operating the Properties and distributing cash flow from operations to the partners in accordance with the terms of the Partnership Agreement.

Results of Operations
The Partnership generated net income for the three-month and nine- month periods ended September 30, 1996 of $358,023 and $1,072,139, respectively, compared to $357,741 and $1,002,683, respectively, for the corresponding periods in 1995. The increase in net income for the nine-month period is primarily attributable to an increase in rental income and, to a lesser extent, a decrease in general and administrative expenses, which were partially offset by increases in ground lease rents and management fees paid to BKC.

Rental income for the three-month and nine-month periods ended September 30, 1996 was $572,218 and $1,716,981, respectively, compared to $565,175 and
$1,632,611, respectively, for the corresponding periods in 1995. The increases in rental income are primarily attributable to an increase in food and beverage sales at the Properties which resulted in an increase in percentage rental income and, to a lesser extent, scheduled escalations in ground lease rents at the leasehold Properties. Ground lease rent escalations received from the franchisees are offset by a corresponding increase in the ground lease rents paid by the Partnership to BKC. Management fees, which are based on the amount of rental income received by the Partnership, were higher for the three-month and nine-month periods ended September 30, 1996 due to the increase in percentage rental income.

General and administrative expenses for the three-month and nine- month periods ended September 30, 1996 totalled $19,564 and $58,044, respectively, compared to $17,817 and $70,040, respectively, for the corresponding periods in 1995. The decrease for the nine-month period ended September 30, 1996 is primarily attributable to a decrease in environmental consulting fees incurred by the Partnership during the first nine months of 1996.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on 8-K were filed during the quarter ended September 30, 1996.



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



                               BURGER KING LIMITED PARTNERSHIP III

                               BY:  BK III Restaurants Inc.
                                    General Partner



Date:  November 13, 1996       BY:  /s/ Rocco F. Andriola
                                        Rocco F. Andriola
                                        President, Director and
                                        Chief Financial Officer