Form 10-K
period 1996-12-31
BURGER KING LTD PARTNERSHIP III
filed 1997-03-31
CIK 733667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996

                                       or

     Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the transition period from __________ to __________


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

                           Limited Partnership Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No

No market for the limited partnership units exists and therefore a market value for the units cannot be determined.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Unitholders for the year ended December 31, 1996 (Portions of parts I, II, III and IV)


                                     PART I

Item 1.  Business

(a) General Development of Business
Burger King Limited Partnership III (the "Partnership") was formed as a limited partnership on November 22, 1983 under the partnership laws of the State of New York. The general partner of the Partnership is BK III Restaurants Inc. (formerly Shearson/BK Restaurants, Inc.), a New York corporation (the "General Partner") and an affiliate of Lehman Brothers Inc. ("Lehman"), formerly Shearson Lehman Brothers, Inc. ("Shearson") (see Item 10). The Partnership engages in the business of acquiring, constructing, improving, holding and maintaining Burger King restaurants (each referred to as a "Property", collectively, the "Properties"). The Properties are leased on a net basis to franchisees of Burger King Corporation ("BKC").

(b) Financial Information About Industry Segment
The Partnership's sole business is leasing the Properties to franchisees of BKC. All of the Partnership's revenues, operating profit or losses and assets relate solely to such industry segment.

(c) Narrative Description of Business
The Properties consist of the buildings, fixtures and improvements and, in some cases, the underlying land. The Properties are net leased to franchisees of BKC. For a Property located on land owned by the Partnership, the annual rent is the greater of (i) 14.5% of the Partnership's investment (which equals the cost of land acquisition plus construction costs, as estimated at the date the lease is executed, and capitalized interest) or (ii) 8.5% of the Property's annual gross sales. For a Property located on land leased by the Partnership, the annual rent is the greater of (i) 14.5% of the Partnership's investment plus the annual ground rent paid by the Partnership to BKC which, in turn, pays rent to the owner of the underlying land or (ii) 8.5% of the Property's annual gross sales. The Partnership's principal investment objectives are to:

    (1) provide regular cash distributions, a portion of which will be "tax sheltered;" and

    (2) provide realization of the long-term appreciation in the value of the Properties, consistent in all cases with the preservation of partners' capital.

BKC had the option to purchase any or all of the restaurants at fair market value from May 17, 1991 through May 16, 1994 at which time the option expired unexercised. After a careful evaluation of market conditions, the General Partner has decided to commence efforts to market the Partnership's remaining 23 Properties for a bulk sale during 1997. Until the Properties are sold, the Partnership will continue to operate, and it is intended that cash flow from operations will be distributed to the partners in accordance with the terms of the Agreement of Limited Partnership dated as of November 22, 1983 (the "Partnership Agreement"). While the General Partner is hopeful that a sale of the remaining Properties can be completed during 1997, there can be no assurance that such efforts will be successful. Prior to December 31, 1996, the Partnership sold or conveyed four Properties. Please refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, and Notes 4 and 5 in the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14 and incorporated herein by reference, for additional information regarding Property sales or conveyances to third parties.

Employees
The Partnership has no employees.

Competition
Percentage rents received by the Partnership from the leases with the franchisees at the Properties are based on the food and beverage sales generated by the Properties. Competition in the fast food industry has generally become more intense as the number of chains competing for the consumer's business has increased. For most chains, in 1997, the primary source of revenue growth will continue to be the development of new restaurants or the acquisition of existing restaurants. As a result, intense price competition and aggressive marketing promotions have become essential ingredients in increasing sales from existing restaurants. Other factors which influence sales include, but are not limited to, product quality, customer service, and the diversity of menu offerings.

Item 2.  Properties.

For the year ended December 31, 1996, no individual Property generated rental revenues of 10% or more of the Partnership's total rental revenues. Additionally, no individual Property represented 10% or more of the Partnership's total assets for the year ended December 31, 1996.

For additional information concerning the Partnership's Properties, reference is made to the section captioned "Partnership's Restaurants" on the Table of Contents page and Note 4 captioned "Real Estate" in the Notes to the Financial Statements of the Partnership's 1996 Annual Report to Unitholders, and Schedule III on pages F-2 through F-5 following the signature pages of this Form 10-K.

Item 3.  Legal Proceedings.

None


Item 4.  Submission of Matters to a Vote of Security Holders.

None


                                    PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters.

(a)  Market Information
     There is no established trading market for the limited partnership units (the "Units").

(b)  Holders
     As of December 31, 1996, there were 2,540 holders of record (the "Unitholders") of the Units.

(c)  Distributions
     The following table illustrates the per Unit quarterly cash distributions paid to Unitholders during the past two years:

               Quarter Declared              1996         1995
               First Quarter              $ 28.20      $ 32.46
               Second Quarter               26.02        24.02
               Third Quarter                27.29        26.69
               Fourth Quarter               59.53 (1)    25.59
               Total Cash Distributions   $141.04      $108.76

     (1) Includes a distribution of $33.46 from the sale of one Property in November 1996.

     Reference is also made to Note 3, captioned "Partnership Allocations" and
     Note 6 captioned "Distributions" of the Notes to Financial Statements in the Partnership's 1996 Annual Report to Unitholders for additional information concerning cash distributions paid by the Partnership.

Item 6.  Selected Financial Data.

The information set forth below should be read in conjunction with the Partnership's financial statements and notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        1996        1995        1994        1993        1992
Rental income     $2,257,335  $2,159,733  $2,044,028  $1,941,005  $2,082,814
Gain on sales
 of Properties       383,193          --          --     162,513          --
Net income         1,787,581   1,328,509   1,418,073   1,486,673   1,339,253
Net income per Unit   113.32       83.21       88.89       93.55       83.36
Total assets at
 year-end          6,292,587   6,193,235   6,577,380   6,802,582   8,022,257
Cash distributions
 per Unit             141.04(a)   108.76      105.79      153.77(b)   126.95(c)

(a) Includes a $33.46 per Unit distribution from the sale of a leasehold interest in a Property located in Delhi Township, Ohio (the "Delhi Property").

(b) Includes a $61.38 per Unit distribution from the sale of a Property located in Kansas City, Missouri and the conveyance of a Property located in Waterford Township, Michigan.

(c) Includes $.51 per Unit paid for foreign and state non- resident income tax withholding in March 1992. Does not include $.17 per Unit of non-recoupable withholding taxes.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
At December 31, 1996, the Partnership had a cash and cash equivalents balance of $1,022,064, compared to $502,341 at December 31, 1995. The increase is primarily due to net proceeds in the amount of $507,000 which were received from the sale of the Partnership's leasehold interest in a Property located in Delhi Township, Ohio on November 15, 1996. The net proceeds from this sale were distributed to the partners of the Partnership on January 30, 1997. The remaining balance of the Partnership's cash and cash equivalents consisted primarily of the Partnership's working capital and cash flow from operations for the fourth quarter of 1996.

Rent receivable totaled $80,880 at December 31, 1996, compared to $50,447 at December 31, 1995. The increase is primarily attributable to the timing of receipt of rents paid to the Partnership.

Due from BKC decreased from $50,977 at December 31, 1995 to $0 at December 31, 1996. The decrease is attributable to a refund of a portion of BKC's management fees paid by the Partnership during 1995 which was received during the first quarter of 1996. In accordance with the terms of the property management agreement between BKC and the Partnership (the "Agreement"), BKC is required to refund all or a portion of the annual management fee paid by the Partnership if rents from the Properties do not provide an annual return of 15.5% on the Partnership's initial investment, as defined in the Agreement. For the year ended December 31, 1996, rents received by the Partnership from the Properties exceeded the annual return of 15.5% and, therefore, BKC was not required to refund any of its management fee to the Partnership.

Distributions payable, which totaled $918,562 at December 31, 1996, were paid on January 30, 1997. Such amount includes net proceeds of $507,000 from the aforementioned sale of the leasehold interest in the Delhi Property on November 15, 1996.

Unitholders received distributions of $141.04 per Unit for 1996, including the Partnership's fourth quarter distribution in the amount of $59.53 per Unit which was paid on January 30, 1997. This distribution included net proceeds of $33.46 per Unit from the sale of the leasehold interest in the Delhi Property.

Since the inception of the Partnership, cumulative cash distributions to the Unitholders have totaled $1,470.16 per original $1,000 Unit. This total includes distributions of net cash flow from operations in the amount of $1,350.24 per Unit and distributions of net proceeds from the sale of Properties in the amount of $119.92 per Unit. Distributions of net proceeds from the sales of Properties represent a return of capital, which has reduced each Unit from $1,000 to $880.08.

After a careful evaluation of market conditions, the General Partner has decided to commence efforts to market the Partnership's remaining 23 Properties for a bulk sale during 1997. Until all of the Properties are sold, the Partnership intends to continue operating the Properties and distributing cash flow from operations to the partners in accordance with the terms of the Partnership Agreement. As a result of the Partnership's intention to market the Properties for sale, the net amount of the land, building, and fixtures and equipment less the related accumulated depreciation has been reclassified on the Partnership's balance sheet as real estate held for sale.

On February 15, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 29, 1996.

Results of Operations

1996 vs. 1995
The Partnership generated net income for the year ended December 31, 1996 of $1,787,581, compared to $1,328,509 for the year ended December 31, 1995. The increase in net income is primarily due to a gain on the sale of the leasehold interest in the Delhi Property recognized by the Partnership during the fourth quarter of 1996 totaling $383,193. Excluding this gain, the Partnership generated income from operations totaling $1,404,388 for the year ended December 31, 1996, compared to $1,328,509 for the year ended December 31, 1995. The slight increase in income from operations from 1995 to 1996 is primarily attributable to an increase in rental income received from the Properties.

Rental income for the year ended December 31, 1996 was $2,257,335, compared to $2,159,733 for the corresponding period in 1995. The increase in rental income is primarily attributable to an increase in food and beverage sales at the Properties which resulted in an increase in percentage rental income and, to a lesser extent, scheduled escalations in ground lease rents at the leasehold Properties. Ground lease rent escalations which are included in the minimum base rent amounts charged to the franchisees also result in a corresponding increase in the ground lease rents paid by the Partnership to BKC. Management fees, which are based on the amount of rental income received by the Partnership, were higher for the year ended December 31, 1996 due to the increase in percentage rental income. As discussed above, BKC was not required to refund any management fees to the Partnership for the year ended December 31, 1996.

General and administrative expenses for the year ended December 31, 1996 totaled $82,159, compared to $90,545 for the corresponding period in 1995. The decrease is primarily attributable to a decrease in environmental consulting fees incurred by the Partnership during 1996.

1995 vs. 1994
The Partnership generated net income for the year ended December 31, 1995 of $1,328,509 compared to $1,418,073 for the year ended December 31, 1994. The decrease in net income was primarily attributable to an increase in management fees paid to BKC.

Rental income for the year ended December 31, 1995 was $2,159,733 compared to $2,044,028 for the year ended December 31, 1994. The increase was primarily a result of increased food and beverage sales at the Properties resulting in an increase in percentage rental income and, to a lesser extent, scheduled rent escalations in the Partnership's ground leases. Ground lease rent escalations are passed on to the franchisees in the form of higher minimum base rents.

Interest income for the year ended December 31, 1995 was $26,299 compared to $16,366 for the year ended December 31, 1994. The increase in interest income was primarily attributable to a rise in interest rates earned on the Partnership's cash balances during the 1995 period.

Total expenses for the year ended December 31, 1995 were $859,688 compared to $646,097 for the year ended December 31, 1994. The increase was primarily attributable to an increase in the management fee paid to BKC which is attributable to the increase in percentage rental income received by the Partnership as a result of an increase in sales at the Properties. Also contributing to the increase in expenses for the year ended December 31, 1995, was higher ground lease rent resulting from scheduled rent escalations on three of the Partnership's leased Properties.


Item 8.  Financial Statements and Supplementary Data.

Incorporated by reference to the Partnership's 1996 Annual Report to Unitholders.


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

The director and executive officers of the General Partner as of December 31, 1996 are set forth below. There are no family relationships between or among any officer and any other officer or director.

         Name                Age       Office
         Rocco F. Andriola   38        Director, President and
                                       Chief Financial Officer
         Kenneth F. Boyle    33        Vice President
         Timothy E. Needham  28        Vice President

The foregoing director has been elected to serve as director until the annual meeting of the General Partner to be held in October 1997. The business experience of the director and each of the officers of the General Partner is as follows:

Rocco F. Andriola is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Kenneth F. Boyle is a Vice President of Lehman Brothers' Diversified Asset Group. Mr. Boyle joined Lehman Brothers in January 1991. Mr. Boyle is a Certified Public Accountant and was employed by the accounting firm of KPMG Peat Marwick LLP from 1985 to 1990. Mr. Boyle graduated from the State University of New York at Binghamton with a B.S. degree in Accounting.

Timothy E. Needham is an Associate of Lehman Brothers and assists in the management of commercial real estate in the Diversified Asset Group. Mr. Needham joined Lehman Brothers in September 1995. Prior to joining Lehman Brothers Mr. Needham was a consultant with KPMG Peat Marwick LLP in the Banking and Investment Services Group from 1994- 1995. Mr. Needham received his master's degree in international management from the American Graduate School of International Management in December of 1993. Previous to entering graduate school, Mr. Needham worked in Tokyo, for approximately one year doing market research for a Japanese firm (1991). In addition, Mr. Needham is currently a candidate for the designation of Chartered Financial Analyst, Level III.

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

(c) Changes in control
    None.


Item 13.  Certain Relationships and Related Transactions.

(a) Transactions with Management and Others
    Amounts reimbursed to the General Partner and its affiliates for out of pocket expenses during the years ended December 31, 1996, 1995 and 1994 were $2,341, $80 and $53, respectively.

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


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following are filed as part of this report:

    1. Financial Statements

                      BURGER KING LIMITED PARTNERSHIP III
                        (a New York limited partnership)
                         INDEX TO FINANCIAL STATEMENTS


      Independent Auditors' Report                             (1)

      Balance Sheets at December 31, 1996 and 1995             (1)

      Statements of Partners' Capital (Deficit) for
      the years ended December 31, 1996, 1995 and 1994         (1)

      Statements of Operations for the years ended
      December 31, 1996, 1995 and 1994                         (1)

      Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994                         (1)

      Notes to the Financial Statements                        (1)

     (1) Incorporated by reference to the Partnership's 1996 Annual Report to Unitholders.


    2. Financial Statement Schedule

      Independent Auditors' Report on Schedule III            (F-1)

      Schedule III - Real Estate and Accumulated Depreciation (F-2)


    3. Exhibits

      (13) 1996 Annual Report to Unitholders

      (27) Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 31, 1997
                         BURGER KING LIMITED PARTNERSHIP III

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



                         BK III RESTAURANTS INC.
                         General Partner

Dated: March 31, 1997
                         BY:  /s/ Rocco F. Andriola
                                  Rocco F. Andriola
                                  Director, President and
                                  Chief Financial Officer



Dated: March 31, 1997
                         BY:  /s/ Kenneth F. Boyle
                                  Kenneth F. Boyle
                                  Vice President




Dated: March 31, 1997
                         BY:  /s/ Timothy E. Needham
                                  Timothy E. Needham
                                  Vice President







                          INDEPENDENT AUDITORS' REPORT


The Partners
Burger King Limited Partnership III:

Under date of January 31, 1997 we reported on the balance sheets of Burger King Limited Partnership III (a New York limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Annual Report to Unitholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion of the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        KPMG PEAT MARWICK LLP

Boston, Massachusetts
January 31, 1997



                      BURGER KING LIMITED PARTNERSHIP III
                        (a New York limited partnership)
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1996


                                                            Costs Capitalized
                                                                   Subsequent
                                         Initial Costs         To Acquisition

                                                  Buildings and  Buildings and
Description (A)     Encumbrances       Land        Improvements   Improvements
Largo, FL              $  _          $210,000        $276,604        $  _
Mounds View, MN           _           120,000        330,988            _
Sulphur Springs, TX       _           112,000        309,767            _
Atlanta, GA               _           250,000        362,443            _
Albuquerque, NM           _               (B)        286,252            _
Montgomery, AL            _               (B)        288,273            _
Covina, CA                _           270,000        346,210            _
Federal Heights, CO       _               (B)        231,001            _
Gallatin, TN              _           131,500        270,748            _
Edison, NJ                _           150,000        534,340            _
Cleburne, TX              _           129,588        336,846            _
Chattanooga, TN           _           180,000        309,706            _
Shelbyville, TN           _           139,000        359,891            _
Gary, IN                  _           207,000        409,521            _
Wilson, NC                _           135,000        381,867            _
Memphis, TN               _           225,000        398,988            _
North Augusta, SC         _           160,000        329,445            _
Columbus, IN              _           175,000        360,545            _
Brooklyn Park, MD         _               (B)        289,307            _
Fayetteville, NC          _               (B)        371,762            _
San Bernadino, CA         _               (B)        325,297            _
Frankfort, KY             _           175,000        400,684            _
Nashville, TN             _           212,000        399,849            _
                      ___________________________________________________
                       $  _        $2,981,088     $7,910,334         $  _



                      BURGER KING LIMITED PARTNERSHIP III
                        (a New York limited partnership)
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1996


                         Cost Basis at December 31, 1996

                                  Buildings and                 Accumulated
Description (A)          Land     Improvements      Totals      Depreciation
Largo, FL             $210,000       $276,604     $486,604        $206,985
Mounds View, MN        120,000        330,988      450,988         248,645
Sulphur Springs, TX    112,000        309,767      421,767         232,943
Atlanta, GA            250,000        362,443      612,443         268,830
Albuquerque, NM                       286,252      286,252         212,140
Montgomery, AL                        288,273      288,273         214,728
Covina, CA             270,000        346,210      616,210         254,465
Federal Heights, CO                   231,001      231,001         171,532
Gallatin, TN           131,500        270,748      402,248         199,531
Edison, NJ             150,000        534,340      684,340         383,724
Cleburne, TX           129,588        336,846      466,434         246,383
Chattanooga, TN        180,000        309,706      489,706         224,623
Shelbyville, TN        139,000        359,891      498,891         260,746
Gary, IN               207,000        409,521      616,521         293,207
Wilson, NC             135,000        381,867      516,867         272,995
Memphis, TN            225,000        398,988      623,988         282,281
North Augusta, SC      160,000        329,445      489,445         233,139
Columbus, IN           175,000        360,545      535,545         255,823
Brooklyn Park, MD                     289,307      289,307         214,067
Fayetteville, NC                      371,762      371,762         262,808
San Bernadino, CA                     325,297      325,297         226,912
Frankfort, KY          175,000        400,684      575,684         276,864
Nashville, TN          212,000        399,849      611,849         272,647
                    _______________________________________________________
                    $2,981,088     $7,910,334  $10,891,422 (D)  $5,716,018 (C)




                      BURGER KING LIMITED PARTNERSHIP III
                        (a New York limited partnership)
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1996


                                Years of       Dates     Estimated
Description (A)             Construction    Acquired    Useful Lives
Largo, FL                           1984    04/03/84    7 - 20 years
Mounds View, MN                     1984    04/13/84    7 - 20 years
Sulphur Springs, TX                 1984    03/08/84    7 - 20 years
Atlanta, GA                         1984    06/15/84    7 - 20 years
Albuquerque, NM                     1984    07/10/84    7 - 20 years
Montgomery, AL                      1984    07/16/84    7 - 20 years
Covina, CA                          1984    05/31/84    7 - 20 years
Federal Heights, CO                 1984    08/31/84    7 - 20 years
Gallatin, TN                        1984    10/11/84    7 - 20 years
Edison, NJ                          1984    10/31/84    7 - 20 years
Cleburne, TX                        1984    10/18/84    7 - 20 years
Chattanooga, TN                     1985    01/18/85    7 - 20 years
Shelbyville, TN                     1985    02/07/85    7 - 20 years
Gary, IN                            1985    05/09/85    7 - 20 years
Wilson, NC                          1985    05/16/85    7 - 20 years
Memphis, TN                         1985    08/01/85    7 - 20 years
North Augusta, SC                   1985    08/02/85    7 - 20 years
Columbus, IN                        1985    07/23/85    7 - 20 years
Brooklyn Park, MD                   1985    02/20/85    7 - 20 years
Fayetteville, NC                    1985    08/26/85    7 - 20 years
San Bernadino, CA                   1985    12/11/85    7 - 20 years
Frankfort, KY                       1986    02/27/86    7 - 20 years
Nashville, TN                       1985    10/22/85    7 - 20 years

(A)  Represents Burger King restaurants.
(B)  Properties operated under a ground lease.
(C)  Depreciation is computed under the straight-line method.
(D) Federal income tax basis of the real estate is $10,845,640 at December 31, 1996.


                      BURGER KING LIMITED PARTNERSHIP III
                        (a New York limited partnership)
            Schedule III - Real Estate and Accumulated Depreciation

                       December 31, 1996

Real estate held for investment and corresponding accumulated depreciation for the three years ended December 31, 1996, 1995 and 1994 is as follows:

Real estate investments:              1996             1995            1994
Beginning of year              $11,278,049      $11,278,049     $11,278,049
Deduct: real estate sold           386,627                0               0
End of year                    $10,891,422      $11,278,049     $11,278,049

Accumulated depreciation:
Beginning of year              $ 5,702,818      $ 5,425,179     $ 5,147,540
Add: depreciation expense          276,020          277,639         277,639
Deduct: real estate sold           262,820                0               0
End of year                    $ 5,716,018      $ 5,702,818     $ 5,425,179


As of December 31, 1996, the Partnership's real estate investments which had a carrying value of $5,175,404, were reclassified as real estate held for sale and depreciation will be suspended in accordance with FAS 121.