Form 10-Q
period 1997-03-31
BURGER KING LTD PARTNERSHIP III
filed 1997-05-15
CIK 733667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1997

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



BALANCE SHEETS                              At March 31,    At December 31,
                                                   1997               1996
Assets
Real estate held for sale                   $ 5,175,404        $ 5,175,404
Cash and cash equivalents                       518,762          1,022,064
Rent and other receivables                       47,041             80,880
Due from affiliates                              14,033             14,239
Total Assets                                $ 5,755,240        $ 6,292,587
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses      $    54,179        $    44,811
 Distributions payable                          415,262            918,562
  Total Liabilities                             469,441            963,373

Partners' Capital (Deficit):
 General Partner                                (26,941)           (24,770)
 Limited Partners
 (15,000 interests outstanding)               5,312,740          5,353,984
   Total Partners' Capital                    5,285,799          5,329,214
   Total Liabilities and Partners' Capital  $ 5,755,240        $ 6,292,587



STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the three months ended March 31, 1997
                                     General          Limited
                                     Partner         Partners          Total
Balance at December 31, 1996       $ (24,770)      $5,353,984     $5,329,214
Net income                            18,592          353,255        371,847
Distributions to partners            (20,763)        (394,499)      (415,262)
Balance at March 31, 1997          $ (26,941)      $5,312,740     $5,285,799



STATEMENTS OF OPERATIONS
For the three months ended March 31,                     1997          1996
Income
Rental income                                       $ 510,316     $ 530,299
Interest income                                         9,607         6,167
Miscellaneous income                                    3,085           455
 Total Income                                         523,008       536,921
Expenses
Ground lease rent                                      62,732        72,843
Management fee                                         50,641        51,206
General and administrative                             37,788        16,966
Depreciation                                              ---        69,410
 Total Expenses                                       151,161       210,425
  Net Income                                        $ 371,847     $ 326,496
Net Income Allocated:
To the General Partner                              $  18,592     $  19,795
To the Limited Partners                               353,255       306,701
                                                    $ 371,847     $ 326,496
Per limited partnership interest
(15,000 outstanding)                                   $23.55        $20.45



STATEMENTS OF CASH FLOWS
For the three months ended March 31,                        1997         1996
Cash Flows From Operating Activities
Net income                                            $  371,847    $ 326,496
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation                                                ---       69,410
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
  Rent and other receivables                              33,839        6,938
  Due from affiliates                                        206          ---
  Accounts payable and accrued expenses                    9,368       (8,578)
  Due from Burger King Corporation                           ---       50,977
Net cash provided by operating activities                415,260      445,243
Cash Flows From Financing Activities
Cash distributions to partners                          (918,562)    (404,096)
Net cash used for financing activities                  (918,562)    (404,096)
Net increase (decrease) in cash and cash equivalents    (503,302)      41,147
Cash and cash equivalents, beginning of period         1,022,064      502,341
Cash and cash equivalents, end of period              $  518,762    $ 543,488



NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with Burger King Limited Partnership III's (the "Partnership") annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997, the results of operations for the three-month periods ended March 31, 1997 and 1996, the statement of partners' capital (deficit) for the three-month period ended March 31, 1997 and the statements of cash flows for the three-month periods ended March 31, 1997 and 1996. Results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
At March 31, 1997, the Partnership's cash and cash equivalents balance was $518,762, compared to $1,022,064 at December 31, 1996. The decrease is primarily attributable to net proceeds received from the November 15, 1996 sale of a leasehold interest in a restaurant property located in Delhi Township, Ohio (the "Delhi Property"), which were included in the Partnership's cash balance at December 31, 1996. These funds were distributed by the Partnership to the partners on January 30, 1997. The Partnership's cash balance at March 31, 1997 consisted primarily of the Partnership's working capital and cash flow from operations for the first quarter of 1997. At March 31, 1997, the Partnership owned 23 restaurant properties (hereinafter referred to individually as a "Property" and, collectively, as the "Properties").

The General Partner has decided to commence marketing the Partnership's remaining 23 Properties in the second quarter of 1997 for a bulk sale to a single purchaser. Upon the sale of the Properties, the General Partner intends to distribute the net sales proceeds in accordance with the terms of the Partnership Agreement. While it is hoped that a sale of the remaining Properties can be completed during 1997, there can be no assurance that such efforts will be successful. Until all of the Partnership's remaining 23 Properties are sold, the Partnership intends to continue operating the Properties and distributing cash flow from operations to the partners in accordance with the terms of the Partnership Agreement.

Rent and other receivables totaled $47,041 at March 31, 1997, compared to $80,880 at December 31, 1996. The decrease is primarily attributable to a decrease in percentage rent earned by the Partnership for the first quarter of 1997 as compared to the fourth quarter of 1996 as a result of a decrease in sales at certain of the Properties in the first quarter of 1997 as compared to the fourth quarter of 1996.

Accounts payable and accrued expenses increased from $44,811 at December 31, 1996 to $54,179 at March 31, 1997. The increase is primarily attributable to an increase in administrative expenses and an increase in legal expenses incurred in the fourth quarter of 1996. These increases were partially offset by annual audit fee payments made by the Partnership during the first quarter of 1997.

At March 31, 1997, the Partnership had distributions payable of $415,262, of which $8,611 was withheld by the Partnership to pay state non-resident income tax and Federal foreign withholding taxes, and the net amount was subsequently distributed to the partners on May 2, 1997. Including the 1997 first quarter distribution of cash flow from operations paid on May 2, 1997 to the limited partners of the Partnership (the "Unitholders") in the amount of $26.30 per Unit, Unitholders have received total cash distributions of $1,496.46 per original $1,000 Unit since the inception of the Partnership. This total includes distributions of net cash flow from operations in the amount of $1,376.54 per Unit and distributions of net proceeds from the sales of Properties in the amount of $119.92 per Unit. Distributions of net sales proceeds represent returns of capital which have reduced the size of each Unit from $1,000 to $880.08.

Results of Operations
The Partnership generated net income of $371,847 for the three-month period ended March 31, 1997, compared to $326,496 for the corresponding period in 1996. The increase is primarily attributable to a decrease in depreciation expense, which was partially offset by a decrease in rental income and an increase in general and administrative expenses.

Rental income decreased from $530,299 for the three-month period ended March 31, 1996 to $510,316 for the corresponding period in 1997. The decrease is primarily attributable to the sale of the Delhi Property in the fourth quarter of 1996.

Interest income for the three-month period ended March 31, 1997 totalled $9,607, compared to $6,167 for the corresponding period in 1996. The increase is due to a higher average invested cash balance maintained by the Partnership during the first quarter of 1997 compared to the first quarter of 1996.

Ground lease rent for the three-month period ended March 31, 1997 totalled $62,732, compared to $72,843 for the corresponding period in 1996. The decrease is primarily attributable to the sale of the Partnership's leasehold interest in the Delhi Property in the fourth quarter of 1996.

General and administrative expenses totalled $37,788 for the three months ended March 31, 1997, compared to $16,966 for the corresponding period in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.

No depreciation expense was recorded for the three months ended March 31, 1997, compared to $69,410 for the corresponding period in 1996. Effective December 31, 1996, the Partnership will no longer record depreciation expense as a result of the reclassification of the Properties as real estate held for sale pursuant to Financial Accounting Standards No. 121.



Part II		Other Information

Items 1-5       Not applicable.

Item 6		Exhibits and reports on Form 8-K.

		(a)  Exhibits -

                     (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				BURGER KING LIMITED PARTNERSHIP III

			BY:	BK III RESTAURANTS INC.
				General Partner


Date: May 14, 1997              BY:  /s/ Rocco F. Andriola
				Name:    Rocco F. Andriola
                                Title:   President, Director and
                                         Chief Financial Officer