Form 10-Q
period 1997-06-30
BURGER KING LTD PARTNERSHIP III
filed 1997-08-14
CIK 733667

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
    X     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1997

                               or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition period from ______  to ______


                 Commission File Number: 2-88051


               BURGER KING LIMITED PARTNERSHIP III
      Exact Name of Registrant as Specified in its Charter


           New York                            13-3178415
State or Other Jurisdiction
of Incorporation or Organization    I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson           10285-2900
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

                       Yes    X    No ____



Balance Sheets                                   At June 30,  At December 31,
                                                       1997             1996
Assets
Real estate held for sale                        $4,876,584       $5,175,404
Cash and cash equivalents                         1,355,764        1,022,064
Rent and other receivable                           113,826           80,880
Due from affiliates                                  14,239           14,239
Other assets                                          3,989             --
Total Assets                                     $6,364,402       $6,292,587
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses           $   56,569       $   44,811
 Due to Burger King Corporation                       6,178             --
 Distributions payable                            1,238,117          918,562
  Total Liabilities                               1,300,864          963,373

Partners' Capital (Deficit):
 General Partner                                    (26,102)         (24,770)
 Limited Partners (15,000 interests outstanding)  5,089,640        5,353,984
  Total Partners' Capital                         5,063,538        5,329,214
  Total Liabilities and Partners' Capital        $6,364,402       $6,292,587





Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                    General      Limited
                                    Partner      Partners       Total
Balance at December 31, 1996       $(24,770)    $5,353,984   $5,329,214
Net income                           47,004      1,340,699    1,387,703
Distributions to partners           (48,336)    (1,605,043)  (1,653,379)
Balance at June 30, 1997           $(26,102)    $5,089,640   $5,063,538



Statements of Operations
                                   Three months ended      Six months ended
                                          June 30,             June 30,
                                       1997      1996      1997      1996
Income
Rental income                    $  600,900  $614,464  $1,111,216  $1,144,763
Interest income                       8,207     4,101      17,814      10,268
Other income                            984       860       4,069       1,315
  Total income                      610,091   619,425   1,133,099   1,156,346
Expenses
Ground lease rent                    62,731    72,843     125,463     145,686
Management fee                       68,904    68,039     119,545     119,245
Depreciation                           --      69,409        --       138,819
General and administrative           22,119    21,514      59,907      38,480
  Total expenses                    153,754   231,805     304,915     442,230
Income from operations           $  456,337  $387,620  $  828,184  $  714,116
Other Income
Gain on sale of property            559,519        --     559,519       --
Net Income                       $1,015,856  $387,620  $1,387,703  $  714,116
Net Income Allocated:
To the General Partner           $   28,412  $ 22,852  $   47,004  $   42,647
To the Limited Partners             987,444   364,768   1,340,699     671,469
                                 $1,015,856  $387,620  $1,387,703  $  714,116
Per limited partnership interest
(15,000 outstanding)                 $65.83    $24.31      $89.38      $44.76



Statements of Cash Flows
For the six months ended June 30,                           1997      1996
Cash Flows From Operating Activities
Net income                                            $1,387,703     $714,116
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                               --        138,819
 Gain on sale of property                               (559,519)        --
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
  Rent and other receivable                              (32,946)     (30,338)
  Accounts payable and accrued expenses                   11,758      (17,511)
  Due to Burger King Corporation                           6,178         --
  Due from Burger King Corporation                          --         50,977
  Other asset                                             (3,989)        --
Net cash provided by operating activities                809,185      856,063
Cash Flows From Investing Activities
Net proceeds from sale of property                       858,339         --
Net cash provided by investing activities                858,339         --
Cash Flows From Financing Activities
Cash distributions to partners                        (1,333,824)    (849,339)
Net cash used for financing activities                (1,333,824)    (849,339)
Net increase in cash and cash equivalents                333,700        6,724
Cash and cash equivalents, beginning of period         1,022,064      502,341
Cash and cash equivalents, end of period              $1,355,764     $509,065


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with Burger King Limited Partnership III's (the "Partnership") annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three- and six- month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996 and the statement of partners' capital (deficit) for the six-month period ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event occurred subsequent to fiscal year 1996 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

On June 12, 1997, the Partnership sold a property located in Frankfort, Kentucky to the franchisee operating such property for net proceeds of $858,339 resulting in a gain of $559,519.


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
At June 30, 1997, the Partnership's cash and cash equivalents balance was $1,355,764, compared to $1,022,064 at December 31, 1996. The increase is primarily attributable to net proceeds received from the June 12, 1997 sale of a restaurant property located in Frankfort, Kentucky (the "Frankfort Property") and net cash flow from operations for the second quarter of 1997, partially offset by distributions to the partners. The Partnership's cash balance at June 30, 1997 consisted primarily of the Partnership's working capital and net cash flow from operations for the second quarter of 1997. At June 30, 1997, the Partnership owned 22 restaurant properties (hereinafter referred to individually as a "Property" and, collectively, as the "Properties").

BK III Restaurants Inc., the general partner of the Partnership (the "General Partner") has begun marketing the Partnership's remaining 22 Properties for a bulk sale to a single purchaser and has engaged the services of Jones Lang Wootton, a nationally recognized real estate broker, to assist the Partnership in its marketing efforts. Once the sale of the Properties is completed the General Partner intends to distribute the net sales proceeds in accordance with the terms of the Partnership Agreement. While it is hoped that a sale of the remaining Properties can be completed during 1997, there can be no assurance that such efforts will be successful. Until all of the Properties are sold, the Partnership intends to continue operating the Properties and distributing the net cash flow from operations to the partners in accordance with the terms of the Partnership Agreement.

Rent and other receivables totaled $113,826 at June 30, 1997, compared to $80,880 at December 31, 1996. The increase is primarily attributable to the timing and remittance of rental payments.

At June 30, 1997, the Partnership had distributions payable of $1,238,117, of which $858,339 represented net proceeds from the aforementioned sale of the Frankfort Property. On July 30, 1997, the Partnership paid a distribution in the amount of $80.70 per Unit. This distribution included $24.05 per Unit from net cash flow from operations for the second quarter and $56.65 per Unit from the net proceeds from the sale of the Frankfort Property. Including these 1997 second quarter distributions, Unitholders have received total cash distributions of $1,577.16 per original $1,000.00 Unit since the inception of the Partnership. This total includes distributions of net cash flow from operations in the amount of $1,400.59 per Unit and distributions of net proceeds from the sales of Properties in the amount of $176.57 per Unit. Distributions of net sales proceeds represent returns of capital which have reduced the size of each Unit from $1,000.00 to $823.43.

Results of Operations
The Partnership generated net income for the three- and six-month periods ended June 30, 1997 of $1,015,856 and $1,387,703, respectively, compared to $387,620 and $714,116 for the corresponding periods in 1996. The increase is primarily attributable to a gain on the sale of the Frankfort Property and a decrease in depreciation expense which was partially offset by an increase in general and administrative expenses.

Rental income for the three- and six-month periods ended June 30, 1997 was $600,900 and $1,111,216, respectively, compared to $614,464 and $1,144,763 for the corresponding periods in 1996. The decrease is primarily attributable to the sale of the Delhi Property in the fourth quarter of 1996 and the sale of the Frankfort Property in June 1997.

Interest income for the three- and six-month periods ended June 30, 1997 totaled $8,207 and $17,814, respectively, compared to $4,101 and $10,268 for the corresponding periods in 1996. The increase is due to a higher average invested cash balance maintained by the Partnership during the first six months of 1997 compared to the first six months of 1996.

Ground lease rent for the three- and six-month periods ended June 30, 1997 totaled $62,731 and $125,463, respectively, compared to $72,843 and $145,686 for the corresponding periods in 1996. The decrease is primarily attributable to the sale of the Partnership's leasehold interest in the Delhi Property in the fourth quarter of 1996.

General and administrative expenses totaled $22,119 and $59,907 for the three- and six- month periods ended June 30, 1997, compared to $21,514 and $38,480 for the corresponding periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates.

No depreciation expense was recorded for the three- or six-month periods ended June 30, 1997, compared to $69,409 and $138,819 for the corresponding 1996 periods. Effective December 31, 1996, the Partnership ceased recording depreciation expense as a result of the classification of the Properties as real estate held for sale in accordance with Statements of Financial Accounting Standards No. 121.

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

            (b)  Reports on Form 8-K - No reports on Form 8-
            K were filed during the quarter ended June 30, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BURGER KING LIMITED PARTNERSHIP III

                         BY:  BK III RESTAURANTS INC.
                              General Partner



Date:  August 14, 1997  BY:/s/ Kenneth F. Boyle
                        Name:  Kenneth F. Boyle
                        Title: President, Director and Chief Financial Officer