Form 10-Q
period 1997-09-30
BURGER KING LTD PARTNERSHIP III
filed 1997-11-12
CIK 733667

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X     Quarterly Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended September 30, 1997

                                or

               Transition Report Pursuant to Section 13or 15(d) of the Securities Exchange Act of 1934

          For the Transition period from ______  to ______


                  Commission File Number: 2-88051


               BURGER KING LIMITED PARTNERSHIP III
       Exact Name of Registrant as Specified in its Charter


          New York                            13-3178415
State or Other Jurisdiction of      I.R.S. Employer Identification No.
Incorporation or Organization

3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson          10285-2900
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



Balance Sheets
                                        At September 30,       At December 31,
                                                   1997                  1996
Assets
Real estate held for sale                   $ 4,876,584           $ 5,175,404
Cash and cash equivalents                       525,765             1,022,064
Rent and other receivable                        61,440                80,880
Due from affiliates                              14,239                14,239
Other assets                                      3,153                     _
  Total Assets                              $ 5,481,181           $ 6,292,587
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses      $    69,890           $    44,811
 Distributions payable                          408,118               918,562
  Total Liabilities                             478,008               963,373

Partners' Capital (Deficit):
 General Partner                                (29,120)              (24,770)
 Limited Partners
 (15,000 interests outstanding)               5,032,293             5,353,984
  Total Partners' Capital                     5,003,173             5,329,214
  Total Liabilities and Partners' Capital   $ 5,481,181           $ 6,292,587



Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                            General       Limited
                                            Partner      Partners        Total
Balance at December 31, 1996             $  (24,770)  $ 5,353,984  $ 5,329,214
Net income                                   64,392     1,671,064    1,735,456
Distributions to partners                   (68,742)   (1,992,755)  (2,061,497)
Balance at September 30, 1997            $  (29,120)  $ 5,032,293  $ 5,003,173



Statements of Operations
                                   Three months ended        Nine months ended
                                      September 30,             September 30,
                                    1997        1996         1997         1996
Income
Rental income                 $  477,250  $  572,218  $ 1,588,466  $ 1,716,981
Interest income                   10,139       7,292       27,953       17,560
Other  income                      1,737         480        5,806        1,795
     Total Income                489,126     579,990    1,622,225    1,736,336
Expenses
Depreciation                           _      69,410            _      208,229
Ground lease rent                 62,731      73,544      188,194      219,230
Management fee                    45,813      59,449      165,358      178,694
General and administrative        32,829      19,564       92,736       58,044
     Total Expenses              141,373     221,967      446,288      664,197
Income from operations        $  347,753  $  358,023  $ 1,175,937  $ 1,072,139
Other Income
Gain on sale of property               _           _      559,519            _
 Net Income                   $  347,753  $  358,023  $ 1,735,456  $ 1,072,139
Net Income Allocated:
To the General Partner        $   17,388  $   21,371  $    64,392  $    64,018
To the Limited Partners          330,365     336,652    1,671,064    1,008,121
                              $  347,753  $  358,023  $ 1,735,456  $ 1,072,139
Per limited partnership interest
(15,000 outstanding)              $22.02      $22.44      $111.40       $67.21



Statements of Cash Flows
For the nine months ended September 30,                   1997            1996
Cash Flows From Operating Activities
Net income                                         $ 1,735,456     $ 1,072,139
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                              _         208,229
   Gain on sale of Property                           (559,519)              _
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
       Rent receivable                                  19,440        (130,518)
       Accounts payable and accrued expenses            25,079          (9,706)
       Due from affiliates                                   _           2,712
       Due from Burger King Corporation                      _          50,977
       Other assets                                     (3,153)              _
Net cash provided by operating activities            1,217,303       1,193,833
Cash Flows From Investing Activities
Net proceeds from sale of property                     858,339               _
Net cash provided by investing activities              858,339               _
Cash Flows From Financing Activities
Cash distributions to partners                      (2,571,941)     (1,260,159)
Net cash used for financing activities              (2,571,941)     (1,260,159)
Net decrease in cash and cash equivalents             (496,299)        (66,326)
Cash and cash equivalents, beginning of period       1,022,064         502,341
Cash and cash equivalents, end of period           $   525,765      $  436,015



Notes to the Financial Statements

The interim unaudited financial statements should be read in conjunction with Burger King Limited Partnership III's (the
"Partnership") 1996 annual audited financial statements within Form 10-K.

The interim unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three- and nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996 and the statement of partners' capital (deficit) for the nine-month period ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event occurred subsequent to fiscal year 1996 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

On June 12, 1997, the Partnership sold a property located in Frankfort, Kentucky to the franchisee operating such property for net proceeds of $858,339 resulting in a gain of $559,519.

The Partnership has entered into a non-binding letter of intent ("LOI") with a third party for the sale of the Partnership's remaining 22 properties (the "Properties") for a purchase price of $16,000,000. Any sale of the Properties to this potential buyer is subject to, among other things, the potential buyer's review and inspection of the Properties and the execution of a definitive contract of sale. Accordingly, there can be no assurance that the Properties will be sold to this potential buyer or, if sold to it, that the actual purchase price will not be renegotiated.



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
At September 30, 1997, the Partnership's cash and cash equivalents balance was $525,765, compared to $1,022,064 at December 31, 1996. The decrease is primarily attributable to the distribution of net proceeds received from the June 12, 1997 sale of a restaurant property located in Frankfort, Kentucky (see below) and net cash flow from operations for the first six months of 1997. The Partnership's cash balance at September 30, 1997 consisted primarily of the Partnership's working capital and net cash flow from operations for the third quarter of 1997. At September 30, 1997, the Partnership owned 22 restaurant properties (hereinafter referred to individually as a "Property" and, collectively, as the "Properties").

On June 12, 1997, the Partnership sold a property located in Frankfort, Kentucky (the "Frankfort Property") to the franchisee operating such property for net proceeds of $858,339 resulting in a gain of $559,519.

As reported in the Partnership's Quarterly Report on Form 10-Q for the Three Months Ended June 30, 1997, BK III Restaurants Inc., the general partner of the Partnership (the "General Partner") has engaged the services of Jones Lang Wootton, a nationally recognized real estate broker, to assist in marketing the Partnership's remaining 22 Properties for sale. During the third quarter of 1997, the Partnership received competitive bids from a number of third-parties. Following an evaluation of these bids, the Partnership entered into a non-binding letter of intent ("LOI") with a third party for the sale of the Properties for a purchase price of $16,000,000. Any sale of the Properties to this potential buyer is subject to, among other things, the potential buyer's review and inspection of the Properties and the execution of a definitive contract of sale. Accordingly, there can be no assurance that the Properties will be sold to this potential buyer or, if sold to it, that the actual purchase price will not be renegotiated.

Any proposed sale is also subject to the satisfaction of certain conditions, including the right of Limited Partners to reject the proposed sale. Pursuant to the terms of the Partnership Agreement, a majority in interest of the Limited Partners have the right to disapprove of the sale of all or substantially all of the Partnership's assets. In anticipation of a sale, a proxy will be mailed to the Limited Partners notifying them of their right to disapprove any proposed sale.

Once the sale of the Properties is completed, the net sales proceeds will be distributed in accordance with the terms of the Partnership Agreement and the Partnership will be dissolved. While the General Partner is hopeful that a sale of the remaining Properties can be completed during 1997, there can be no assurance that such efforts will be successful within this time frame. As a result of the Partnership's efforts to market the Properties for sale, the Properties have been reclassified on the Partnership's balance sheet as real estate held for sale.

At September 30, 1997, the Partnership had distributions payable of $408,118, representing third quarter operating cash flow from the Properties. On November 4, 1997, the Partnership distributed cash flow from operations for the third quarter of 1997 in the amount of $25.85 per Unit. Including this distribution, Limited Partners have received total cash distributions of $1,603.01 per $1,000 Unit since the inception of the Partnership. This total includes distributions of cash flow from operations in the amount of $1,426.44 per Unit and distributions of net proceeds from the sales of Properties in the amount of $176.57 per Unit. Distributions of net sales proceeds represent returns of capital which have reduced the size of each Unit from $1,000 to $823.43.

Results of Operations
The Partnership generated net income for the three- and nine-month periods ended September 30, 1997 of $347,753 and $1,735,456, respectively, compared to $358,023 and $1,072,139 for the corresponding periods in 1996. The decrease for the three-month period is primarily due to the sale of the Delhi Property in the fourth quarter of 1996 and the Frankfort Property in June 1997, resulting in reduced Partnership cash flow. The increase for the nine-month period is primarily attributable to the $559,519 gain on the sale of the Frankfort Property.

Rental income for the three- and nine-month periods ended September 30, 1997 was $477,250 and $1,588,466, respectively, compared to $572,218 and $1,716,981 for the corresponding periods in 1996. The decreases are primarily attributable to the sale of the Delhi Property in the fourth quarter of 1996 and the sale of the Frankfort Property in June 1997.

Ground lease rent for the three- and nine-month periods ended September 30, 1997 totaled $62,731 and $188,194, respectively, compared to $73,544 and $219,230 for the corresponding periods in 1996. The decreases are primarily attributable to the sale of the Delhi Property in the fourth quarter of 1996 and the sale of the Frankfort Property in June 1997.

No depreciation expense was recorded for the three- or nine-month periods ended September 30, 1997, compared to $69,410 and $208,229 for the corresponding 1996 periods. Effective December 31, 1996, the Partnership ceased recording depreciation expense as a result of the classification of the Properties as real estate held for sale in accordance with Statements of Financial Accounting Standards No. 121.

General and administrative expenses totaled $32,829 and $92,736 for the three- and nine- month periods ended September 30, 1997, compared to $19,564 and $58,044 for the corresponding periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BURGER KING LIMITED PARTNERSHIP III

                         BY:  BK III Restaurants Inc.
                                 General Partner



Date:  November 11, 1997      BY:  /s/ Kenneth F. Boyle
                                       Kenneth F. Boyle
                                       President, Director and
                                       Chief Financial Officer